Form 10-Q
period 1996-03-31
WYATT CO /DE/
filed 1996-05-13
CIK 892968

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------
(Mark One)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                                ---------------

                         COMMISSION FILE NUMBER: 0-20724

                                THE WYATT COMPANY
             (Exact name of registrant as specified in its charter)

       DELAWARE                                              53-0181291
   (State or other                                        (I.R.S. Employer
   jurisdiction of                                        Identification No.)
   incorporation or
    organization)


                              601 13th Street, N.W.
                                   Suite 1000
                             Washington, D.C. 20005
          (Address of principal executive offices, including zip code)

                         Telephone Number (202) 508-4600
              (Registrant's telephone number, including area code)


_______________________________________________________________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

             Yes  [X]                                No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1996.

Common Stock, $1.00 par value                                   18,937,040
- - -----------------------------                                  ------------
            Class                                            Number of Shares

PART I.      FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS


                                THE WYATT COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Thousands of U.S. Dollars, Except Per Share Amounts)

                                                                     Quarters Ended March 31,     Nine Months Ended March 31,
                                                                    ------------------------      --------------------------
                                                                        1996         1995             1996          1995
                                                                    -----------  -----------      -----------  ------------
                                                                           (Unaudited)                   (Unaudited)

Fees                                                                $  126,080   $  122,566      $   361,871   $   359,507

Costs of providing services:
     Salaries and employee benefits                                     62,105       65,276          182,950       188,457
     Occupancy and communications                                       16,533       18,823           48,746        55,014
     Professional and subcontracted services                            17,619       13,083           51,141        41,848
     Other                                                               6,381        6,933           18,335        20,098
                                                                      ---------    ---------       ----------    ----------
                                                                       102,638      104,115          301,172       305,417

General and administrative expenses                                      9,567       11,542           28,547        34,205
Depreciation and amortization                                            7,680        7,040           19,258        16,329
                                                                      ---------    ---------       ----------    ----------
                                                                       119,885      122,697          348,977       355,951

Income (loss) from operations                                            6,195         (131)          12,894         3,556

Other:
     Interest income                                                       210          157              975         1,037
     Interest expense                                                     (243)        (432)            (733)       (1,129)

Income from affiliates                                                     390          -                107           -
                                                                      ---------    ---------       ----------    ----------

Income (loss) before income taxes, minority interest and
     cumulative effect of a change in accounting                         6,552         (406)          13,243         3,464

Provision for income taxes                                               2,918         (570)           7,495         2,042
                                                                      ---------    ---------       ----------    ----------

Income before minority interest and cumulative
     effect of a change in accounting                                    3,634          164            5,748         1,422

Minority interest in net (income) loss of consolidated subsidiaries         54          (78)             (71)          (76)
                                                                      ---------    ---------       ----------    ----------
                                                                         3,688           86            5,677         1,346
Cumulative effect of a change in accounting for
     postemployment benefits, net of tax benefit of $1,000                 -            -                -            (800)
                                                                      ---------    ---------       ----------    ----------

Net income                                                          $    3,688   $       86      $     5,677   $       546
                                                                      =========    =========       ==========    ==========

Earnings (loss) per share:
     Income before cumulative effect of a change in accounting      $     0.20   $     0.00      $      0.31   $      0.07
     Cumulative effect of a change in accounting                          0.00         0.00             0.00         (0.04)
                                                                      ---------    ---------       ----------    ----------
     Net income                                                     $     0.20   $     0.00      $      0.31   $      0.03
                                                                      =========    =========       ==========    ==========



                             See accompanying notes
                                      - 2 -

                               THE WYATT COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           (Thousands of U.S. Dollars)


                                                                                     March 31,        June 30,
                                                                                       1996             1995
                                                                                    -----------     -----------
                                                      ASSETS                        (unaudited)

Cash and cash equivalents                                                           $   16,831      $   11,860
Receivables from clients:

     Billed, net of allowances                                                          73,522          82,072
     Unbilled                                                                           52,999          55,291
                                                                                      ---------       ---------
                                                                                       126,521         137,363

Income taxes receivable                                                                  2,118           2,055
Other current assets                                                                     8,362           6,966
                                                                                      ---------       ---------
     Total current assets                                                              153,832         158,244

Investment in affiliates                                                                34,829          18,783
Fixed assets                                                                            36,172          36,776
Deferred income taxes                                                                   34,818          33,784
Deferred software and development costs                                                 35,346          28,979
Other intangible assets                                                                  4,461           3,002
Other assets                                                                             8,930           7,054
                                                                                      ---------       ---------

                                                                                    $  308,388      $  286,622
                                                                                      =========       =========

                        LIABILITIES, REDEEMABLE COMMON STOCK, AND PERMANENT SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                                            $   78,520      $   74,773
Income taxes payable                                                                     5,419             436
Deferred income taxes                                                                   33,752          33,209
                                                                                      ---------       ---------
     Total current liabilities                                                         117,691         108,418

Accrued retirement benefits                                                             83,707          75,232
Deferred rent                                                                           11,911          12,908
Other noncurrent liabilities                                                             9,643          10,030

Minority interest in subsidiaries                                                          384             321

Redeemable Common Stock - $1 par value:
     25,000,000 shares authorized;
     19,177,035 and 19,129,706 issued
     and outstanding; at redemption value                                               86,488          86,275

Permanent shareholders' equity:
Adjustment for redemption value greater than amounts paid in by shareholders           (31,280)        (35,179)
Retained earnings                                                                       28,584          26,887
Cumulative translation gain                                                              1,260           1,730

Commitments and contingencies                                                            -               -
                                                                                      ---------       ---------

                                                                                    $  308,388      $  286,622
                                                                                      =========       =========


                             See accompanying notes

                                THE WYATT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Thousands of U.S. Dollars)


                                                                                     Nine Months Ended March 31,
                                                                                    ----------------------------
                                                                                         1996           1995
                                                                                      ----------    -----------
                                                                                             (Unaudited)
Cash flows from operating activities:
     Net income                                                                      $    5,677      $      546
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Provision for doubtful receivables from clients                                  4,133           3,276
         Depreciation and amortization                                                   11,126          11,479
         Amortization of deferred software and development costs
             and other intangible assets                                                  8,132           4,850
         Change in working capital                                                       20,931         (17,479)
         Deferred income taxes                                                             (491)          6,056
         Income from affiliates                                                            (107)           -
         Minority interest in net income of consolidated subsidiaries                        71              76
         Other                                                                             (277)            643
                                                                                       ---------       ---------
         Net cash provided by operating activities                                       49,195           9,447
                                                                                       ---------       ---------

Cash flows from investing activities:
     Purchase of short-term investments                                                     -             2,530
     Purchases of fixed assets                                                          (17,059)        (14,266)
     Proceeds from sales of fixed assets                                                  4,714             326
     Acquisitions                                                                        (1,945)           (562)
     Investment in software and systems                                                 (25,883)        (13,176)
     Investment in affiliates                                                            (4,054)           -
                                                                                       ---------       ---------
         Net cash used in investing activities                                          (44,227)        (25,148)
                                                                                       ---------       ---------

Cash flows from financing activities:
     Net borrowings                                                                         -             7,904
     Issuances of Redeemable Common Stock                                                10,013           7,455
     Repurchases of Redeemable Common Stock                                              (9,881)         (7,349)
                                                                                       ---------       ---------
         Net cash provided by financing activities                                          132           8,010
                                                                                       ---------       ---------

Effect of exchange rate changes on cash                                                    (129)            418
                                                                                       ---------       ---------

Increase (decrease) in cash and cash equivalents                                          4,971          (7,273)

Cash and cash equivalents at beginning of period                                         11,860          26,259
                                                                                       ---------       ---------

Cash and cash equivalents at end of period                                           $   16,831      $   18,986
                                                                                       =========       =========


                             See accompanying notes
                                     - 4 -

                                THE WYATT COMPANY
      CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT SHAREHOLDERS' EQUITY
                           (Thousands of U.S. Dollars)


                                                                                   Adjustment For Redemption
                                                                      Cumulative   Value Greater Than Amounts
                                                     Retained        Translation           Paid In By
                                                     Earnings            Gain             Shareholders
                                                   -----------       -----------          ------------

Balance at June 30, 1995                          $    26,887       $     1,730           $   (35,179)

Net income                                              5,677

Effect of repurchases of 2,173,818 shares of
     common stock (various prices per share)           (3,980)                                  3,980

Foreign currency translation adjustment                                    (470)

Adjustment of redemption value for change
      in Formula Book Value per share                                                            (81)
                                                    ----------        ----------            ----------

Balance at March 31, 1996 (unaudited)             $    28,584       $     1,260           $   (31,280)
                                                    ==========        ==========            ==========







                             See accompanying notes
                                      - 5 -

                                THE WYATT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements of The Wyatt Company and its subsidiaries, (collectively, "Wyatt" or "the Company"), are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 1995.

     The results of operations for the nine months ended March 31, 1996, are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 1996. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. On March 31, 1996, the Company transferred the employee benefits administrative outsourcing operations of Wyatt PREFERRED CHOICE(R)("WPC"), including certain deferred systems development costs totaling approximately $11.9 million, to a newly formed limited liability company, Wellspring Resources, LLC ("Wellspring"). Wellspring also acquired the furniture, fixtures and equipment of the WPC Jacksonville and Washington based operations at Wyatt's carrying value of $3.9 million and paid Wyatt a licensing fee of $1.0 million for the use of certain software. This licensing fee will be deferred and amortized over 3 years. The new company, owned 50% by Wyatt and 50% by State Street Bank and Trust Company ("State Street"), will provide benefits and human resources administration outsourcing services. Wellspring's future capital requirements and operating results will be shared by Wyatt and State Street in proportion to their ownership interests. Wyatt accounts for this investment using the equity method.

     Concurrent with the Wellspring transaction, State Street acquired Wyatt's daily valuation defined contribution recordkeeping operations for a cash payment to Wyatt of $3.5 million, which approximated the Company's carrying value.

3. In connection with the formation of Wellspring, Wyatt retained certain client contracts for administrative and recordkeeping service and entered into agreements, whereby Wellspring will provide the services to Wyatt and those clients. In management's opinion, these agreements are on terms equivalent to those which unaffiliated parties would deem reasonable. Identifiable implementation costs associated with these long-term contracts to provide clients with administrative and recordkeeping services are deferred and amortized to expense ratably over the estimated remaining life of the respective contracts upon the commencement of services under each contract. The deferred costs totaled $25.5 million and $17.0 million as of March 31, 1996 and June 30, 1995, respectively.

     A portion of the fees received by Wyatt under these long-term contracts are deferred until the applicable services are commenced, from which point the deferred fees are recognized ratably over the remaining life of the contract. The deferred fees related to these contracts are included in other noncurrent liabilities and totaled $5.9 million and $8.5 million as of March 31, 1996 and June 30, 1995, respectively.

4. Under the Company's stock purchase plan, the Company is obligated to repurchase its Redeemable Common Stock, except in certain circumstances. Accordingly, the redemption value of outstanding shares is classified as Redeemable Common Stock and not as permanent shareholders' equity.
     Redeemable Common Stock is equal to the number of shares outstanding multiplied by the Formula Book Value per share, which was $4.51 per share at March 31, 1996 and June 30, 1995. Permanent shareholders' equity includes an adjustment for the difference between the redemption value of the Redeemable Common Stock and the amounts actually paid by shareholders for the shares.

5. During the nine months ended March 31, 1996, the company repurchased 2,173,818 shares of common stock, at various prices per share. The computation of earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. The number of shares used in the computation is 18,130,000 and 18,997,000 for the three months ended March 31, 1996 and 1995, respectively, and 18,501,000 and 19,243,000 for the nine months period ended March 31, 1996 and 1995, respectively.

6. On July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employer's Accounting for Postemployment Benefits". SFAS 112 requires accrual accounting for benefits provided to employees after employment but before retirement; in Wyatt's case, these benefits relate to the Company's long term disability plan. Previously, the Company recorded the expenses associated with these benefits as they were paid. Adoption of SFAS 112 required the Company to record the cumulative liability and corresponding expense of $1.8 million, net of $1.0 million in income tax benefits, in the quarter ended September 30, 1994 for the cumulative effect of a change in accounting.

7. On April 1, 1995, the Company transferred its United Kingdom operations to R Watson & Sons ("Watsons"), and received a beneficial interest and a 10% interest in a defined profit pool of the partnership. The Company also transferred its Continental European operations to a newly formed holding company owned by Wyatt and Watsons in exchange for 50.1% of the shares. Wyatt accounts for these investments on the equity method and their net results are recorded within the caption "Income from Affiliates" on the statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The Wyatt Company, together with its affiliates and consolidated subsidiaries, (collectively, "Wyatt" or "the Company"), provides human resource and employee benefits consulting and administrative/recordkeeping services. The Company also provides a broad range of services in risk management and general insurance and investment consulting, and derives fees from sales of surveys and licensing of software. The Company works with organizations of all sizes, from the largest multinationals to public employers and nonprofit institutions.

Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect consolidated balance sheets as of the end of the third quarter of fiscal year 1996 (March 31, 1996) and as of the end of the prior fiscal year 1995 (June 30, 1995), and consolidated statements of operations, of cash flows and of changes in permanent shareholders' equity for the three and nine months ended March 31, 1996 and 1995.

RESULTS OF OPERATIONS--THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1995.

For the first nine months of fiscal year 1996 the Company produced net income of $5.7 million, an increase of $5.2 million over net income of $.5 million for the first nine months of fiscal year 1995. The improvement is due largely to increases in associate utilization and new client growth. The rate of increased revenues has outpaced both inflation and expense growth during the period. Fiscal year 1996 results also include a net pension curtailment gain of $1.7 million arising primarily from participants who joined new plans of the Company's affiliates. Fiscal year 1995 results include a net charge of $.8 million related to the cumulative effect of a required change in accounting for postemployment benefits.

Fees for the first nine months of fiscal year 1996 total $361.9 million compared to $359.5 million for the first nine months of fiscal year 1995. Fiscal year 1995 results include fees of $11.0 million for the third quarter and $30.0 million for the first nine months related to the European operations that were transferred to the Watsons affiliate and the newly formed holding company, Watson Wyatt Holdings (Europe) Limited (WWHE), as described in Note 7 to the consolidated financial statements. Excluding the effect of this transfer, fee revenue increased $14.5 million, or 13% in the third quarter and $32.4 million, or 10% year-to-date. Revenue growth has occurred across most lines of business, including the WPC outsourcing business and in the Company's Asia/Pacific operations. Average billable hours per associate increased as compared with last year.

The Company produced income before income taxes, minority interest and cumulative effect of a change in accounting of $6.6 million during the third quarter of fiscal year 1996 compared to a loss of $.4 million in the third quarter of fiscal year 1995, an improvement of $7.0 million. The Company experienced income after-tax of $3.7 million on fees generated during the quarter of $126.1 million. For the same quarter last year, the company had net income of $.1 million on fees totaling $122.6 million.

Salaries and employee benefit expenses for the third quarter of fiscal year 1996 were $62.1 million, a decrease of $3.2 million, or 5%, from the third quarter of fiscal year 1995. The Company incurred salaries and employee benefit expenses of $183.0 million in the first nine months of fiscal year 1996, a decrease of $5.5 million, or 3%, from the prior fiscal year expense of $188.5 million. The decrease results primarily from the previously mentioned transfer of the European operations and an increase in deferred salary costs related to the WPC outsourcing business, partially offset by normal annual salary increases and increases in the Company's bonus plan accrual.

Occupancy and communication expenses during the third quarter of fiscal year 1996 totaled $16.5 million, a decrease of $2.3 million, or 12%, from the third quarter of the prior year. Occupancy and communication expenses for the first nine months of fiscal year 1996 totaled $48.7 million, a decrease of $6.3 million, or 11%, from the first nine months of fiscal year 1995. The decrease in expenses is primarily attributable to the exclusion of the European operating results from fiscal year 1996.

Professional and subcontracted services relating to consulting offices were $17.6 million during the third quarter of fiscal year 1996, an increase of $4.5 million, or 35% over fiscal year 1995. For the first nine months of fiscal year 1996, professional and subcontracted services totaled $51.1 million, an increase of $9.3 million, or 22% over the first nine months of fiscal year 1995. This increase is related to the expansion of the WPC operation and revenue growth in other lines of business.

Other costs of providing services, which include travel and hotel, publications, and general office expenses, were $6.4 million for the third quarter of fiscal year 1996, a decrease of $0.5 million, or 8%, from the third quarter of fiscal year 1995. For the first nine months of fiscal year 1996, other costs of providing services decreased $1.8 million, or 9%, from $20.1 million to $18.3 million.

General and administrative ("G&A") expenses for the third quarter of fiscal year 1996 were $9.6 million, a $2.0 million, or 17%, decrease from the third quarter of fiscal year 1996. G&A expenses of $28.5 million for the first nine months of fiscal year 1996 have decreased $5.7 million, or 17%, from fiscal year 1995. During fiscal year 1995 the Company incurred G&A expenses, many of which were of a nonrecurring nature, in the course of making a number of important changes to the Company. For fiscal year 1996, the Company has reduced its overall G&A function and related expenditures, which is reflected in the decrease between years.

Depreciation and amortization expense of $7.7 million for the third quarter of fiscal year 1996 represents an increase of $.6 million over the third quarter of fiscal year 1995. For the first nine months of fiscal year 1996, depreciation expense has increased $2.9 million, or 18%, over the prior year expense of $16.3 million. The increased expense is primarily due to the amortization of capitalized software costs.

Income before income taxes, minority interest and cumulative effect of a change in accounting of $13.2 million for the first nine months of fiscal year 1996 resulted in a tax provision of $7.5 million. This compares to a provision of $2.0 million on $3.5 million of income before income taxes, minority interest and cumulative effect of a change in accounting for the first nine months of fiscal year 1995. The effective tax rates for the nine months ending March 31, 1996 and March 31, 1995, including tax benefits relating to the cumulative effect of a change in accounting in fiscal year 1995, were 57% and 59%, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

The Company relies primarily on funds from operations and short-term borrowings as its source of liquidity. The Company believes that it has access to ample financial resources to finance its growth as well as support ongoing operations. The Company's cash and cash equivalents at March 31, 1996 totaled $16.8 million, compared to $11.9 million at June 30, 1995. The Company had no borrowings at March 31, 1996 and at June 30, 1995.

CASH FROM OPERATIONS. During fiscal year 1996 the Company implemented improved billing and collection practices to strengthen the role of working capital management in its profit goals. These practices have contributed to an improvement in the Company's cash flows. For the first nine months of fiscal year 1996, the Company generated cash flows from operations of $49.2 million, compared to cash flows from operations of $9.4 million for the first nine months of fiscal year 1995, an improvement of $39.8 million. This improvement was due primarily to increases in working capital cash flows and net income.

The Company's operating cash flow is generally stable and typically does not fluctuate widely within an economic cycle. The Company's ratio of current assets to current liabilities was 1.3 at March 31, 1996 and 1.5 at June 30, 1995.

CASH FROM INVESTING ACTIVITIES. Investing activity cash outflow was $44.2 million for the nine months of fiscal year 1996, versus $25.1 million in 1995, primarily due to the effect of increased investment in the benefits outsourcing business, the acquisition of HRE, Inc., and expansion of the Company's consulting offices.

Anticipated commitments of funds for the remainder of fiscal year 1996 include estimated capital expenditures of $3.6 million. Through its partnership with State Street, the Company expects in fiscal 1997 and 1998 to grow its outsourcing client base and expand Wellspring into other areas of human resources administration. Both firms will share equally in the future capital requirements of Wellspring. The Company expects that its share of the ongoing capital requirements of Wellspring will be funded primarily through operating cash flows.

The Company also has an $80 million revolving credit line which matures on January 5, 2001. Fifty-five million dollars of the credit line is available to the Company as revolving credit for operating needs, subject to certain borrowing limitations.

CASH FROM FINANCING ACTIVITIES. Cash flow provided by financing activities was $.1 million for the first nine months of fiscal year 1996, versus $8.0 million in the preceding year. The decrease is due primarily to the level of borrowing in 1995. The company had no significant borrowing in the first nine months of fiscal year 1996 as a result of improvements in operating cash flows.



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Wyatt is from time to time a defendant in various lawsuits which arise in the ordinary course of business. These disputes typically involve claims relating to employment matters or the rendering of professional services. The management of the Company does not believe that any such currently pending or threatened litigation is likely to have a material adverse effect on the business or financial condition of Wyatt.


ITEM 2.  CHANGES IN SECURITIES

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORMS 8-K

a.   Exhibits

4.1  Form of Certificate  Representing  Common Stock of The Wyatt  Company(1)
4.2  Section 9 of the Company's Bylaws,  defining the rights of shareholders(2)
10.1 Third Amended and Restated Credit and Security Agreement, dated January 5, 1996(3)


b.   Reports on Form 8-K

     Current Report on Form 8-K (File No. 0-20724), filed on January 23, 1996.


- - -----------

(1) Incorporated by reference from Registrant's Initial Registration Statement on Form 10 (File No. 0-20724), filed on October 13, 1992.

(2) Incorporated by reference from Registrant's amended Registration Statement on Form 10A (File No. 0-20724), filed on December 30, 1994.

(3)  Filed herewith

Signatures



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 8, 1996

The Wyatt Company
(Registrant)




/S/ A. W. Smith, Jr.                    /S/ Barbara L. Landes
- - -----------------------------           -----------------------------
Name:    A. W. Smith, Jr.               Name:    Barbara L. Landes
Title:   President and Chief            Title:   Vice President, Finance and
         Executive Officer                       Chief Financial Officer