Form 10-K
period 1996-06-30
WATSON WYATT & CO
filed 1996-09-27
CIK 892968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
       FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the  transition  period from _____ to _____


                         Commission File Number: 0-20724
                             WATSON WYATT & COMPANY
             (Exact name of registrant as specified in its charter)

       DELAWARE                                            53-0181291
 (State or other jurisdiction                         (I.R.S. Employer
    of organization)                                  Identification No.)

                             601 13TH STREET, N.W.
                                   SUITE 1000
                             WASHINGTON, D.C. 20005
           (Address of Principal executive offices including zip code)
                                 (202) 508-4600
              (Registrant's telephone number, including area code)
- --------------------------------------------------------------------------------
        SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(B)OF THE ACT:

  TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH
  TO BE SO REGISTERED                          EACH CLASS IS TO BE REGISTERED

        NONE                                                NONE

        SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

 COMMON STOCK, $1.00 PAR VALUE                OUTSTANDING AT SEPTEMBER 16, 1996
       (TITLE OF CLASS)                                 17,271,166 SHARES

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the Common Stock held by non-affiliates of the Registrant is $74,219,137. The aggregate market value was computed by using the formula book value of the stock (calculated in accordance with the bylaws) as of September 16, 1996.
                       Documents Incorporated by Reference

The registrant's definitive proxy statement for its 1996 annual meeting of shareholders (which is to be filed pursuant to General Instruction G of Form 10-K not later than October 28, 1996), is incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS.

GENERAL

Watson Wyatt & Company, together with its affiliates and consolidated subsidiaries, (collectively, "Watson Wyatt" or "the Company"), provides human resource and employee benefits consulting and administrative/recordkeeping services. The Company also provides a broad range of services in risk management and general insurance and investment consulting, and derives fees from sales of surveys and licensing of software. The Company works with organizations of all sizes, from the largest multinationals to public employers and nonprofit institutions.

On April 1, 1995, the Company (then The Wyatt Company or "Wyatt") transferred its United Kingdom operations to R Watson & Sons ("Watsons"), an actuarial consulting partnership based in the United Kingdom, and received a beneficial interest and a 10% interest in a defined profit pool of the partnership. Wyatt also transferred its Continental European operations to a newly formed holding company owned by Wyatt and Watsons in exchange for 50.1% of its shares. On July 1, 1996, Wyatt and Watsons changed their names to Watson Wyatt & Company and Watson Wyatt Partners, respectively. While both remain separate legal entities, the companies are operating together as Watson Wyatt Worldwide.

On March 31, 1996, the Company transferred the employee outsourced benefits administration operations of Wyatt PREFERRED CHOICE (R) ("WPC"), to a newly formed limited liability company, Wellspring Resources, LLC ("Wellspring"). Wellspring, which is owned 50% by Watson Wyatt and 50% by State Street Bank and Trust Company ("State Street"), provides outsourced benefits and human resources administration.

Founded in 1946, Watson Wyatt is owned almost entirely by its active employees. The Company is incorporated in Delaware, and its principal executive offices are located at 601 13th Street, N.W., Washington, D.C., 20005.

GLOBAL OPERATIONS

Watson Wyatt provides services in the United States, Canada, Asia and the South Pacific, Europe, Africa, Latin America and the Caribbean.

Watson Wyatt Worldwide continues to expand geographically with new offices recently opened in Colombo, Sri Lanka and Johannesburg, South Africa. The Company has plans to open 3 new offices in fiscal year 1997.

Together Watson Wyatt Worldwide employs approximately 4,980 associates. Of this total, the Company employs approximately 3,710 full-time associates in the following geographic areas:


North America                                                  3,150
Asia and the South Pacific                                       490
Latin America                                                     70
                                                               -----
                                                               3,710

None  of  the  Company's   associates  are  subject  to  collective   bargaining
agreements. The Company believes relations with associates are good.


PRINCIPAL SERVICES

Watson Wyatt provides a vast array of employee benefit and related services to clients. While the Company groups services into functional categories, management believes its primary strength is the ability to deliver its services without boundaries to meet the requirements of its clients. Services provided by the Company include:

RETIREMENT CONSULTING: Analysis, design and implementation of client organizations' retirement benefits programs, including actuarial services and required reporting of plan contributions and funding levels comprised 41% of fiscal year 1996 fees.

BENEFITS ADMINISTRATION, RECORDKEEPING AND CONSULTING: Analysis, design and implementation of client organizations' defined contribution plans, administrative systems, outsourced benefits administration, and software licensing comprised 19% of fiscal year 1996 fees.

GROUP, HEALTH CARE AND FLEXIBLE BENEFITS CONSULTING: Analysis, plan design and implementation of client organizations' group, health care, flexible benefits programs, and consulting with providers of health care services to help them deliver services on a more efficient and cost-effective basis comprised 9% of fiscal year 1996 fees.

OTHER STRATEGIC CONSULTING SERVICES: Watson Wyatt provides consulting services, which separately represent less than 10% of total fees, and which accounted in the aggregate for 31% of fiscal year 1996 fees. These services included consulting in the areas of communications, compensation, risk management, asset services, organization effectiveness and international benefit consulting as well as research and surveys.

COMPETITION

The human resource consulting business is highly competitive and has relatively low barriers to entry. The Company's competitors include other human resource consulting firms, insurance brokers, general management consultants, public accounting firms and, to some extent, mutual funds and other financial institutions, particularly in the defined contribution recordkeeping area. The human resource consulting field includes as many as ten principal competitors who offer services in the United States and, in several cases, internationally. BUSINESS INSURANCE (December 11, 1995) ranks Watson Wyatt as the third largest employee benefits consulting firm in the world.

Although competition is based primarily upon quality of service and availability of key consulting resources, in recent years in some aspects of the business, price has become a more significant competitive factor. Other competitive factors of increasing importance are the quality and effectiveness of available technology and software and the ability to serve multinational clients.

ITEM 2.  PROPERTIES.

Watson Wyatt Worldwide operates in approximately 89 offices in cities throughout the world. With minor exceptions, operations are carried out in leased offices under operating leases which normally do not exceed 10 years in length. The Company does not anticipate difficulty in meeting its space needs at lease expiration or if additional space is required earlier. The Company also evaluates office relocation on an ongoing basis to meet changing needs in its markets while minimizing its occupancy expense.

The fixed assets owned by Watson Wyatt represented approximately 11% of total assets at June 30, 1996 and consisted primarily of computer equipment, office furniture and leasehold improvements.


ITEM 3.  LEGAL PROCEEDINGS.

Watson Wyatt is from time to time a defendant in various lawsuits which arise in the ordinary course of business. These disputes typically involve claims relating to employment matters or the rendering of professional services. The management of the Company does not believe that any such currently pending or threatened litigation is likely to have a material adverse effect on the business or financial condition of Watson Wyatt.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth fiscal quarter.



PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION; HOLDERS

There is no established public trading market for the Common Stock, nor is any likely to develop, since the transferability of all shares of the Company's Common Stock is restricted. Ownership of the Company's Common Stock is generally limited to directors, full-time and certain part-time associates of the Company, its subsidiaries and affiliates, and corporations, partnerships, associations or other entities designated by the Board of Directors with which the Company has a business affiliation and the employees thereof. In addition, all shareholders of the Company, prior to selling any shares of the Company's Common Stock to a third party, must first offer such shares to the Company. As of September 16, 1996, there were 2,102 registered holders of the Company's Common Stock. Transfers of the Company's Common Stock are made at a formula book value, as defined, and the current formula book value per share is calculated pursuant to the Company's bylaws to be $4.94 per share at June 30, 1996, as further described in the Consolidated Financial Statements. This reflects an increase of approximately 9.5% from the formula book value of $4.51 per share at June 30, 1995.

DIVIDENDS

The Company's credit facility requires it to observe certain covenants (including requirements as to minimum net worth) that affect the amounts available for the payment of dividends. Under the most restrictive of these covenants, approximately $15.8 million was available for the payment of dividends as of June 30, 1996. No dividends have been declared by the Company since fiscal year 1991. The declaration and payment of dividends by the Company is at the discretion of the Company's Board of Directors and depends on numerous factors, including, without limitation, the Company's net earnings, financial condition, availability of capital, debt covenant limitations, and other business needs of the Company and its subsidiaries and affiliates.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

The following table sets forth selected consolidated financial data of the Company as of and for each of the years in the five year period ended June 30, 1996. The selected consolidated financial data as of June 30, 1996 and 1995 and for each of the years in the three year period ended June 30, 1996 are derived from the audited consolidated financial statements of Watson Wyatt included in this Form 10-K. The selected consolidated financial data as of June 30, 1994, 1993, 1992, and for each of the years ended June 30, 1993 and 1992 have been derived from audited consolidated financial statements of Watson Wyatt not included in this Form 10-K. The selected consolidated financial data should be read in conjunction with Watson Wyatt's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 in this Form 10-K. Amounts are in thousands, except per share data.


                                                              Year ended June 30,
                                      --------------------------------------------------------------------

Statement of Operations Data:           1996           1995           1994           1993           1992
                                        ----           ----           ----           ----           ----

Fees                                  $492,513       $474,521       $433,441       $410,121       $411,553

Income (loss) before income taxes,
minority interest and cumulative
effect of a change in accounting        18,688          5,625         12,717          5,644       (13,839)

Cumulative effect of a change in
accounting                                  --          (800)             --             --             --

Net income (loss)                        9,355           849           5,636            963       (10,807)

Earnings (loss) per share                 0.51          0.05            0.29           0.05         (0.57)

Dividends per share                    $    --       $    --        $     --       $    --        $    --

Weighted average shares
    outstanding                         18,516         19,248         19,160         18,302         18,861




                                                                    June 30,
                                     -----------------------------------------------------------------------

Balance Sheet Data:                     1996           1995           1994           1993           1992
                                        ----           ----           ----           ----           ----

Total assets                          $320,819       $286,622       $266,786       $242,994       $257,477

Note payable                                --             --             --             --         20,300

Redeemable Common Stock                 90,214         86,275         87,612         82,557         75,462

Formula book value
    per share                         $   4.94        $  4.51        $  4.44       $   4.11        $  4.23

Shares outstanding                      18,262         19,130         19,732         20,087         17,840




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

The Company generated net income in fiscal year 1996 of $9.4 million compared to net income in fiscal year 1995 of $.8 million. The improvement is due largely to increases in associate utilization and new client growth. The rate of increased revenues has outpaced both inflation and expense growth during the period. Fiscal year 1996 results also include a postretirement curtailment gain of $1.7 million, net of tax, arising primarily from participants who joined new plans of the Company's affiliates. Fiscal year 1995 results include an after tax charge of $.8 million related to the cumulative effect of a change in accounting for postemployment benefits.

Fee revenue reached $492.5 million in fiscal year 1996, an increase of $18.0 million, or 4%, from $474.5 million in fiscal year 1995. Revenue growth has occurred across most lines of business, including the outsourced benefits administration business and the Company's Asia/Pacific operations. Average billable hours per associate increased as compared with last year. Fiscal year 1995 results include fee revenues of $30.0 million related to the European operations that were transferred to the Watsons affiliate and the newly formed holding company, Watson Wyatt Holdings (Europe) Limited (WWHE) on April 1, 1995. Excluding the effect of this transfer, fee revenue increased $48.0 million or 11% from 1995 to 1996.

For the year, salaries and employee benefit expenses were $241.6 million, a decrease of $7.1 million from fiscal year 1995. The decrease is primarily caused by the previously mentioned transfer of the European operations, sale of the Minneapolis outsourcing center and the formation of Wellspring in the third quarter of fiscal year 1996.

Occupancy and communication expenses for fiscal year 1996 were $64.0 million, a decrease of $9.5 million, or 13% from the prior year. The decrease is due to the transfer of the European operations, sale of the Minneapolis outsourcing center and formation of Wellspring, partially offset by an increase in other occupancy and communication expenses.

Professional and subcontracted services relating to consulting offices were $76.2 million for fiscal year 1996, an increase of $19.6 million, or 35%, from fiscal year 1995. The increase is primarily due to costs for outsourced benefits administration clients.

For fiscal year 1996, other costs of providing services, including travel expense, decreased $1.4 million, or 5%, from fiscal year 1995 to $25.2 million due in part to nonrecurring expenses in 1995 relating to the affiliation with Watsons.

General and administrative expenses for fiscal year 1996 were $38.7 million, down $2.7 million or 6% from fiscal year 1995. The expenses for fiscal year 1995 were higher due to certain nonrecurring expenses incurred in completing the affiliation with Watsons and the new management matrix structure. Also, earlier in fiscal year 1996, the Company reduced general and administrative staff and related costs, which is reflected in the decrease between years.

Depreciation and amortization increased $4.9 million in fiscal year 1996 to $26.3 million. This increase is primarily due to new client administrative systems placed in service during fiscal year 1996.

Income before income taxes, minority interest and the cumulative effect of a change in accounting was $18.7 million in fiscal year 1996, which generated a provision for income taxes of $9.2 million. This compares to income before income taxes and minority interest of $5.6 million, and an income tax provision of $3.8 million in fiscal year 1995.

YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1994

The Company generated net income in fiscal year 1995 of $849,000 compared to net income in fiscal year 1994 of $5.6 million. The Company recorded an $8.1 million gain relating to partial settlements of the Company's non-qualified pension arrangements in 1994, and an after-tax charge of $.8 million in connection with the adoption of a required change in accounting during fiscal year 1995. During fiscal year 1995, growth in revenue significantly exceeded inflation; however, expenses grew at an even faster pace. Accordingly, net income decreased from the prior year. This was due in part to expenses incurred to expand the outsourced benefits administration business; however, consulting operations also performed below expectations due to higher expense levels.

Fee revenue reached $474.5 million in fiscal year 1995, an increase of $41.1 million, or 10%, from $433.4 million in fiscal year 1994. The increase came primarily from growth in consulting revenues, particularly in the Retirement and Group Health practices. Average billable hours per associate were consistent between the two years, but were lower than management's targets.

For the year, salaries and employee benefit expenses were $248.7 million, an increase of $15.0 million, or 6%, from fiscal year 1994. The increase in fiscal year 1995 costs was primarily attributable to higher pension and postemployment benefit expenses. These were offset slightly by a lower accrued bonus expense.

Occupancy and communication expenses for fiscal year 1995 were $73.4 million, an increase of $1.7 million, or 2%, from the prior year. This increase came from increases in office and equipment rentals and telephone expenses.

Professional and subcontracted services relating to consulting offices were $56.6 million for fiscal year 1995, an increase of $20.1 million from fiscal year 1994. Subcontracted services are incurred in conjunction with certain client work and increased consistent with fee growth. Higher professional expenses resulted from systems consulting and recruiting costs incurred to expand the WPC business, in addition to costs associated with enhancing many client service processes throughout the Company.

For fiscal year 1995, other costs of providing services increased $4.8 million, or 22%, from fiscal year 1994 to $26.6 million, primarily due to an increase in travel, dues and entertainment expenses.

General and administrative expenses for fiscal year 1995 were $41.3 million, up $5.8 million or 16% from fiscal year 1994. The increase arises primarily in salary and benefit costs and professional expenses. During fiscal year 1995, the Company completed the affiliation with Watsons and changed its operating structure, through a redefinition of the roles of regional managers, office managing consultants and practice directors. Steps were taken to improve the financial decision making systems of the Company, including implementation of new team and practice reporting, the development of financial modeling and profit planning tools for office management which help balance chargeable time and revenue with related costs, and training for consultants relating to practice economics, including pricing, billing and collecting for services.

Depreciation and amortization increased $1.0 million in fiscal year 1995 to $21.4 million. This increase is primarily due to higher amortization of deferred software and development costs associated with outsourced benefits administration clients.

Income before income taxes, minority interest and the cumulative effect of a change in accounting was $5.6 million in fiscal year 1995, which generated a provision for income taxes of $3.8 million. This compares to income before income taxes and minority interest of $12.7 million, and an income tax provision of $7.0 million in fiscal year 1994. The substantial increase in the effective tax rate in 1995 is primarily due to foreign source losses for which no current benefit is available, and non-deductible expenses caused by a change in tax legislation; these were partially offset by foreign tax credits.


LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily on funds from operations and short-term borrowings as its source of liquidity. The Company believes that it has access to ample financial resources to finance its growth as well as support ongoing operations. The Company's cash and cash equivalents at June 30, 1996 totaled $21.7 million, compared to $11.9 million at June 30, 1995. The Company did not have any outstanding borrowings at either June 30, 1996 or 1995.

CASH FROM OPERATIONS. The Company's operating cash flow is generally stable and typically does not fluctuate widely within an economic cycle. Operating cash flow for the Company, however, totaled $72.2 million in 1996, compared to $34.0 million in the preceding year due primarily to increased working capital cash flow and higher net income. The Company implemented improved billing and collection practices in fiscal year 1996 to strengthen the role of working capital management in its profit goals. The Company will continue to emphasize working capital but expects working capital cash flow to return to an ordinary level in 1997.

The Company's ratio of current assets to current liabilities was 1.15 at June 30, 1996 and 1.5 at June 30, 1995.

CASH FROM INVESTING ACTIVITIES. Investing activity cash outflow was $58.2 million in 1996, versus $45.8 million in 1995. The increase is primarily due to investments in software under client contracts and the formation of Wellspring outsourced benefits administration business partially offset by the sale of the Minneapolis outsourcing operation.

Anticipated commitments of funds for fiscal year 1997 are estimated at $43.0 million, which includes expected purchases of fixed assets, 50% of the future capital requirements of Wellspring, and 50.1% of the capital requirements of WWHE. Operating cash flows should, in combination with the line of credit described below, provide for the Company's ongoing cash needs.

The Company has an $80 million revolving credit line with a group of banks. The line is currently scheduled to mature in January 2001. Fifty-five million dollars of the credit line is available to the Company as revolving credit for operating needs, subject to certain borrowing limitations. The remaining $25 million is available to secure loans to associates from financial institutions for the purchase of Redeemable Common Stock made available under the Company's stock purchase program. The Company guarantees these loans to its shareholders, the aggregate outstanding balances of which totaled $17.5 million at June 30, 1996.

CASH FROM FINANCING ACTIVITIES. Financing activity cash outflow was $4.0 million in 1996, versus $2.9 million in 1995, due to net repurchases of the Company's Common Stock.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data are included as Item 14 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no changes in accountants or disagreements with accountants on accounting principles and financial disclosures required to be disclosed in this
Item 9.



PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Registrant's fiscal year, which proxy statement is incorporated herein by this reference.


ITEM 11.  EXECUTIVE COMPENSATION.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Registrant's fiscal year, which proxy statement is incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Registrant's fiscal year, which proxy statement is incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Registrant's fiscal year, which proxy statement is incorporated herein by this reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
                                                                          PAGE
a)    Financial Information

(1)   Consolidated Financial Statements

      Report of Independent Accountants                                    F-1

      Financial Statements:

        Consolidated  Statements of Operations  for the
        three years ended June 30, 1996                                    F-2

        Consolidated Balance Sheets at June 30, 1996 and 1995              F-3

        Consolidated Statements of Cash Flows for the
        three years ended June 30, 1996                                    F-4

        Consolidated Statements of Changes in Permanent
        Shareholders' Equity for the three years ended June 30, 1996       F-5

        Notes to Consolidated Financial Statements                 F-6 to F-24

(2) Consolidated Financial Statement Schedule for the three years ended June 30, 1996

      Report of Independent Accountants on Financial Statement Schedule   F-25

      Valuation and Qualifying Accounts and Reserves (Schedule II)        F-26

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      Financial statements of unconsolidated subsidiaries have been omitted because the registrant's proportionate share of the income from continuing operations before income taxes, and total assets of each such company is less than 20% of the respective consolidated amounts, and the investment in and advances to each company is less than 20% of consolidated total assets.

(3) Unaudited Supplementary Data

          Not required.

b)  Reports on Form 8-K

          None.

c)      Exhibits

3.1     Restated Certificate of Incorporation of Watson Wyatt & Company(5)
3.2     Restated Bylaws (as amended through November 1994)(2)
4       Form of Certificate Representing Common Stock(1)
10.1 Third Amended and Restated Credit and Security Agreement, dated January 5, 1996(3)
10.2 First Amendment to The Third Amended and Restated Credit and Security Agreement, dated June 14, 1996(5)
10.3    Management/Compensatory Contract(4)
10.4    Management/Compensatory Contract(5)
21      Subsidiaries of Watson Wyatt & Company(5)
23      Consent of Independent Accountants(5)



- -----------

(1)    Incorporated  by  reference  from  Registrant's   Initial   Registration
       Statement on Form 10 (File No. 0-20724), filed on October 13, 1992.

(2)    Incorporated  by  reference  from  Registrant's   Amended   Registration
       Statement on Form 10A (File No. 0-20724), filed on December 30, 1994.

(3) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 0-20724), filed on May 13, 1996.

(4) Incorporated by reference from Registrant's Amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 1995 (File No. 0-20724), filed on January 16, 1996.

(5)    Filed herewith.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WATSON WYATT & COMPANY
                                   (Registrant)


Date: September 20,  1996          By:  /S/ A.W. Smith, Jr.
                                       ----------------------------
                                       A.W. Smith, Jr.
                                       President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                           TITLE                               Date


 /S/ A.W. Smith, Jr.               President, Chief Executive Officer  9/20/96
- ------------------------------     and Director
A.W. Smith, Jr.

/S/ Paul R. Daoust
- ------------------------------     Executive Vice President, Chief     9/20/96
Paul R. Daoust                     Operating Officer and Director


/S/ Barbara L. Landes              Vice President and Chief            9/20/96
- ------------------------------     Financial Officer
Barbara L. Landes


/S/ B. Gene Patton                 Controller                          9/20/96
- ------------------------------
B. Gene Patton


/S/ Walter W. Bardenwerper         Director                            9/20/96
- ------------------------------
Walter W. Bardenwerper


/S/ Charles A. Clemens             Director                            9/20/96
- ------------------------------
Charles A. Clemens


                                   Director                            9/20/96
- ------------------------------
John J.  Gabarro

SIGNATURE                           TITLE                               DATE



/S/ Gary T. Hallenbeck             Director                            9/20/96
- ------------------------------
Gary T. Hallenbeck


                                   Director                            9/20/96
- ------------------------------
John J. Haley


/S/ Daniel B. Holmes               Director                            9/20/96
- ------------------------------
Daniel B. Holmes


/S/ Robert D. Masding              Director                            9/20/96
- ------------------------------
Robert D. Masding


                                   Director                            9/20/96
- ------------------------------
R. Michael McCullough


/S/ A. Grahame Stott               Director                            9/20/96
- ------------------------------
A. Grahame Stott


/S/ Sylvester J. Schieber          Director                            9/20/96
- ------------------------------
Sylvester J. Schieber


/S/ Angela H. Watson               Director                            9/20/96
- ------------------------------
Angela H. Watson


/S/ Robert J. Webb                 Director                            9/20/96
- ------------------------------
Robert J. Webb

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Shareholders of Watson Wyatt & Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in permanent shareholders' equity present fairly, in all material respects, the financial position of Watson Wyatt & Company, formerly The Wyatt Company, and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 6, on July 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."




/S/ PRICE WATERHOUSE LLP
- --------------------------
PRICE WATERHOUSE LLP

Washington, D.C.
July 25, 1996

                             WATSON WYATT & COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Thousands of U.S. Dollars, Except Per Share Amounts)

                                                                        YEAR ENDED JUNE 30,
                                                               -----------------------------------------
                                                                 1996           1995            1994
                                                               ----------     ----------     -----------

Fees                                                           $ 492,513      $ 474,521      $  433,441

Costs of providing services:
    Salaries and employee benefits                               241,648        248,708         233,673
    Occupancy and communications                                  63,955         73,449          71,725
    Professional and subcontracted services                       76,243         56,594          36,537
    Other                                                         25,211         26,650          21,816
                                                               ----------     ----------     -----------
                                                                 407,057        405,401         363,751

General and administrative expenses                               38,656         41,313          35,527
Depreciation and amortization                                     26,348         21,442          20,459
                                                               ----------     ----------     -----------
                                                                 472,061        468,156         419,737

Income from operations                                            20,452          6,365          13,704

Other:
    Interest income                                                1,441          1,343             984
    Interest expense                                                (930)        (1,507)         (1,424)

Loss from affiliates                                              (2,275)          (576)           (547)
                                                               ----------     ----------     -----------

Income before income taxes, minority interest and
    cumulative effect of a change in accounting                   18,688          5,625          12,717

Provision for (benefit from) income taxes:
    Current                                                       15,781          2,492           4,349
    Deferred                                                      (6,578)         1,357           2,673
                                                               ----------     ----------     -----------
                                                                   9,203          3,849           7,022
                                                               ----------     ----------     -----------

Income before minority interest and cumulative
    effect of a change in accounting                               9,485          1,776           5,695

Minority interest in net income of consolidated subsidiaries        (130)          (127)            (59)
                                                               ----------     ----------     -----------
                                                                   9,355          1,649           5,636
Cumulative effect of a change in accounting for
    postemployment benefits, net of tax benefit of $1,000              -           (800)              -
                                                               ----------     ----------     -----------

Net income                                                     $   9,355      $     849      $    5,636
                                                               ==========     ==========     ===========

Earnings (loss) per share:
    Income before cumulative effect of a change in accounting  $    0.51      $    0.09      $     0.29
    Cumulative effect of a change in accounting                     0.00          (0.04)           0.00
                                                               ----------     ----------     -----------
    Net income                                                 $    0.51      $    0.05      $     0.29
                                                               ==========     ==========     ===========


               See notes to the consolidated financial statements.
                                       F-2

                             WATSON WYATT & COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           (Thousands of U.S. Dollars)

                                                                                      June 30,
                                                                              --------------------------
                                                                                 1996            1995
                                                                              ----------     -----------
                                     ASSETS

Cash and cash equivalents                                                  $     21,694    $     11,860
Receivables from clients:

    Billed, net of allowances of $5,161 and $1,508                               71,431          82,072
    Unbilled                                                                     53,122          55,291
                                                                              ----------     -----------
                                                                                124,553         137,363

Income taxes receivable                                                            -              2,055
Other current assets                                                              6,936           6,966
                                                                              ----------     -----------
    Total current assets                                                        153,183         158,244

Investments in affiliates                                                        41,195          18,783
Fixed assets                                                                     36,466          36,776
Deferred income taxes                                                            41,983          33,784
Deferred software and development costs                                          35,746          28,979
Other intangible assets                                                           3,820           3,002
Other assets                                                                      8,426           7,054
                                                                              ----------     -----------

                                                                           $    320,819    $    286,622
                                                                              ==========     ===========

    LIABILITIES, REDEEMABLE COMMON STOCK, AND PERMANENT SHAREHOLDERS' EQUITY


Accounts payable and accrued liabilities                                   $     88,203    $     74,773
Income taxes payable                                                             11,362             436
Deferred income taxes                                                            34,830          33,209
                                                                              ----------     -----------
    Total current liabilities                                                   134,395         108,418

Accrued retirement benefits                                                      81,141          75,232
Deferred rent                                                                     9,904          12,908
Other noncurrent liabilities                                                     10,635          10,030

Minority interest in subsidiaries                                                   362             321

Redeemable Common Stock - $1 par value:
    25,000,000 shares authorized;
    18,261,963 and 19,129,706 issued
    and outstanding; at redemption value                                         90,214          86,275

Permanent shareholders' equity:
Adjustment for redemption value greater than amounts paid in by shareholders    (37,549)        (35,179)
Retained earnings                                                                30,677          26,887
Cumulative translation gain                                                       1,040           1,730
Commitments and contingencies (Note 12)
                                                                              ----------     -----------

                                                                           $    320,819     $   286,622
                                                                              ==========      ==========

               See notes to the consolidated financial statements.
                                       F-3

                             WATSON WYATT & COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Thousands of U.S. Dollars)


                                                                               Year ended June 30,
                                                                   ----------------------------------------
                                                                     1996           1995            1994
                                                                   ---------      ---------       ---------

Cash flows from operating activities:
    Net income                                                   $     9,355    $       849    $      5,636
    Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for doubtful receivables from clients                 11,667          5,982           4,768
      Depreciation                                                    14,805         15,479          14,868
      Amortization of software and development costs
         and intangible assets                                        11,543          5,963           5,592
      Change in working capital                                       29,740          4,620            (963)
      Change in deferred income taxes                                 (6,578)           303           2,673
      Loss from affiliates                                             2,275            576             547
      Minority interest in net income of consolidated subsidiaries       130            127              59
      Other                                                             (746)           111             493
                                                                    ---------      ---------      ---------
      Net cash provided by operating activities                       72,191         34,010          33,673
                                                                    ---------      ---------      ---------

Cash flows from investing activities:
    Purchase of short-term investments                                    -              -          (2,530)
    Proceeds from maturity of short-term investments                      -          2,530               -
    Purchases of fixed assets                                       (21,672)       (18,780)        (15,526)
    Proceeds from sales of assets                                     8,160            533             401
    Acquisitions                                                     (2,445)          (604)           (350)
    Investment in software and development costs                    (17,568)       (21,645)         (8,401)
    Investment in affiliates                                        (24,687)        (7,879)           (547)
                                                                   ---------      ---------       ---------
      Net cash used in investing activities                         (58,212)       (45,845)        (26,953)
                                                                   ---------      ---------       ---------

Cash flows from financing activities:
    Issuances of Redeemable Common Stock                             10,274          7,188          10,160
    Repurchases of Redeemable Common Stock                          (14,270)       (10,144)        (11,658)
                                                                   ---------      ---------       ---------
      Net cash used in financing activities                          (3,996)        (2,956)         (1,498)
                                                                   ---------      ---------       ---------

Effect of exchange rate changes on cash                                (149)           392              65
                                                                   ---------      ---------       ---------

Increase (decrease) in cash and cash equivalents                      9,834        (14,399)          5,287

Cash and cash equivalents at beginning of period                     11,860         26,259          20,972
                                                                   ---------      ---------       ---------

Cash and cash equivalents at end of period                       $   21,694     $   11,860      $   26,259
                                                                   =========      =========       =========

               See notes to the consolidated financial statements.
                                       F-4

                             WATSON WYATT & COMPANY
      CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT SHAREHOLDERS' EQUITY
                           (Thousands of U.S. Dollars)


                                                                                 Adjustment For Redemption
                                                                Cumulative       Value Greater Than Amounts
                                                Retained        Translation             Paid In By
                                                Earnings           Gain                Shareholders
                                                --------           ----                ------------
Balance at June 30, 1993                       $  29,650         $    192               $ (36,255)

Net income                                         5,636              -                       -

Effect of repurchases of 2,826,340 shares of
     common stock (various prices per share)      (4,942)             -                     4,942

Foreign currency translation adjustment              -                502                     -

Adjustment of redemption value for change
     in formula book value per share                 -                -                    (6,553)
                                                ---------        ---------                --------

Balance at June 30, 1994                          30,344              694                 (37,866)

Net income                                           849              -                       -

Effect of repurchases of 2,221,419 shares of
     common stock (various prices per share)      (4,306)             -                     4,306

Foreign currency translation adjustment              -              1,036                     -

Adjustment of redemption value for change
     in formula book value per share                 -                -                    (1,619)
                                                ---------        ---------                --------

Balance at June 30, 1995                          26,887            1,730                 (35,179)

Net income                                         9,355

Effect of repurchases of 3,146,899 shares of
     common stock (various prices per share)      (5,565)                                   5,565

Foreign currency translation adjustment              -               (690)                    -

Adjustment of redemption value for change
     in formula book value per share                 -                -                    (7,935)
                                                ---------        ---------                --------

Balance at June 30, 1996                       $  30,677        $   1,040               $ (37,549)
                                                =========        =========                ========


               See notes to the consolidated financial statements.
                                       F-5

                             WATSON WYATT & COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
   (Tabular Amounts in Thousands of Dollars Except Share and Percentage Data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS - On July 1, 1996, The Wyatt Company changed its name to Watson Wyatt & Company ("Watson Wyatt" or the "Company"). Watson Wyatt together with its subsidiaries is a diversified international company engaged in the business of providing professional services on a fee basis, primarily in the employee benefit and compensation field, but also in other areas of specialization such as risk management, insurance company consulting and asset services. Substantially all of the Company's stock is held by or for the benefit of employees.

On March 31, 1996, the Company transferred its employee outsourced benefits administration operations including certain deferred systems development costs, to a newly formed limited liability company, Wellspring Resources, LLC ("Wellspring"). Wellspring, which is owned 50% by the Company and 50% by State Street Bank and Trust Company ("State Street"), provides benefits and human resources administration outsourcing services. The transfer included $15,407,000 of deferred software development costs substantially incurred in anticipation of this transaction, transaction costs of $2,834,000 and the sale of $3,800,000 of fixed assets. In conjunction with the Wellspring transfer, the Company also sold its rights to contracts and fixed assets for its Minneapolis benefit outsourcing center directly to State Street for $3,500,000. No gain or loss was recorded on the sale on either transaction. In connection with this formation of Wellspring, Watson Wyatt retained certain client contracts for administrative and recordkeeping services and entered into agreements, whereby Wellspring will provide the services to Watson Wyatt and those clients on behalf of the Company for a fee. In management's opinion, these agreements are on terms equivalent to those which unaffiliated parties would deem reasonable.

USE OF ESTIMATES - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for revenue, allowance for uncollectible receivables, deferred software and development costs, investments in affiliates, depreciation and amortization, asset write-downs, employee benefit plans and taxes.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of the Company and its majority-owned and controlled subsidiaries after elimination of intercompany accounts and transactions. Investments in affiliated companies over which the Company has the ability to exercise significant influence are accounted for using the equity method.

RECLASSIFICATIONS - Certain amounts previously presented have been reclassified to conform to the current presentation.

REVENUE RECOGNITION - For consulting services, fees from clients are recorded as services are performed and are presented net of write-offs and uncollectible amounts. Under certain long-term contracts for administrative and recordkeeping services, fees are deferred until services become operational and are then recognized ratably over the remaining life of the contract.

CASH AND CASH EQUIVALENTS - The Company considers short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company had an overnight repurchase agreement with a financial institution of $15,500,000 at June 30, 1996 and $6,500,000 at June 30, 1995.

RECEIVABLES  FROM CLIENTS - Billed  receivables  from  clients are  presented at
their  billed  amount  less  an  allowance  for  doubtful   accounts.   Unbilled
receivables are stated at their estimated net realizable value.

DEFERRED SOFTWARE AND DEVELOPMENT COSTS - Deferred software costs include costs associated with products that are licensed to clients and used in providing services to clients. Deferred system development costs include certain pre-operational costs, primarily systems development and enhancement costs, which are specifically identifiable and associated with long-term contracts for outsourcing and recordkeeping services. Deferred software costs are amortized over the useful lives of the products ranging from three to five years. Deferred systems development costs are amortized ratably over the estimated remaining life of the respective contract upon the commencement of services under the contract. Accumulated amortization was $18,871,000 and $15,226,000 at June 30, 1996 and June 30, 1995, respectively. The Company receives fee revenues from its clients for the implementation of the contracts. The recognition of such fees is deferred until such time at which the contract becomes operational. Deferred fee income was $7,259,000 and $8,474,000 at June 30, 1996 and 1995, respectively.

The Company assesses impairment based upon whether it is probable that undiscounted future cash flows will be less than the net book value of the deferred costs.

OTHER INTANGIBLE ASSETS - Other intangible assets consist primarily of goodwill related to the excess cost over net assets of purchased companies. Goodwill is generally amortized on a straight-line basis over ten years. The Company regularly assesses the recoverability of unamortized goodwill and other long-lived assets based upon whether it is probable that undiscounted future cash flows will be less than the net book value of the underlying assets. Accumulated amortization of other intangible assets was $11,931,000 and $10,322,000 at June 30, 1996 and June 30, 1995, respectively.

EMPLOYEE RECEIVABLES - The Company had outstanding employee receivables included in other current and noncurrent assets of $4,474,000 and $4,214,000 at June 30, 1996 and June 30, 1995, respectively.

FOREIGN CURRENCY TRANSLATION - Gains and losses on foreign currency transactions are recognized currently in the consolidated statements of operations. Assets and liabilities of the Company's subsidiaries outside the United States are translated into the reporting currency based on the exchange rates at the balance sheet date. Revenue and expenses of the Company's subsidiaries outside the United States are translated into U.S. dollars at the average exchange rates during the year. Gains and losses on translation of the Company's equity interests in its subsidiaries outside the United States are not included in the consolidated statements of operations but are reported separately and accumulated as the cumulative translation gain or loss within permanent shareholders' equity in the consolidated balance sheets.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of the Company's cash and cash equivalents, short-term investments, receivables from clients and accounts payable and accrued liabilities approximates fair value because of the short maturity and ready liquidity of those instruments. The Company's policy is to estimate the fair value of its notes payable, if any, by discounting required future cash flows under such notes using interest rates at which similar types of borrowing arrangements could be currently obtained by the Company. At June 30, 1996 and June 30, 1995, the Company had no amounts outstanding under its note payable. The Company knows of no event of default which would require it to satisfy the guarantees described in Note 9, and therefore, the fair value of these contingent liabilities is considered immaterial.

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents, short-term investments and receivables from clients. The Company invests its excess cash with high credit quality financial institutions. Concentrations of credit risk with respect to receivables from clients are limited due to the Company's large number of customers and their dispersion across many industries and geographic regions.

EARNINGS PER SHARE - The computation of earnings per share is based upon the weighted average number of shares of Redeemable Common Stock outstanding. The number of shares (in thousands) used in the computation is 18,516 in fiscal year 1996, 19,248 in fiscal year 1995, and 19,160 in fiscal year 1994.


NOTE 2 - CASH FLOW INFORMATION

Net cash provided by operating activities in the consolidated statements of cash flows includes cash payments for:

                                                  YEAR ENDED JUNE 30,

                                            1996         1995        1994
                                            ----         ----        ----

Interest expense and bank fees             $  930       $1,507      $1,424
Income taxes                                2,800        6,955       5,337




NOTE 3 - INVESTMENTS IN AFFILIATES

Entities accounted for under the equity method:


                                                OWNERSHIP         JUNE 30,
                                                 INTEREST     1996        1995
                                                 --------     ----        ----

Watson Wyatt Partners                              10.0%    $ 7,561     $12,648
Watson Wyatt Holdings (Europe) Limited             50.1%     10,390       5,875
Wellspring Resources, LLC                          50.0%     22,833          --
Professional Consultants Insurance Company, Inc.   22.5%        411         260
                                                           ========     =======
     Total investment in affiliates                         $41,195     $18,783
                                                           ========     =======

On April 1, 1995, the Company transferred its United Kingdom (U.K.) operations to Watson Wyatt Partners, formerly R Watson & Sons ("Watsons"), an actuarial partnership based in the U.K., and received a beneficial interest and a 10% interest in a defined profit pool of the partnership. The Company also transferred its Continental European operations to a newly formed holding company, Watson Wyatt Holdings (Europe) Limited (WWHE), jointly owned and controlled by the Company and Watsons in exchange for 50.1% of its shares. The Company's historical basis in the assets and liabilities carried over.

At June 30, 1996, the Company's investment in WWHE, Watsons and Wellspring exceeded the Company's share of the underlying investments by $7,650,000 due primarily to the capitalization of transaction costs incurred by the Company. This basis differential is being amortized over 15 years.

The Company's pre-tax loss from affiliates includes the following:

                                                  YEAR ENDED JUNE 30,
                                           1996         1995         1994
                                           ----         ----         ----

Equity investment losses               $  (1,639)   $    (510)   $    (547)
Amortization of basis differential          (636)         (66)          --
                                         ========     ========     ========
Loss from affiliates                   $  (2,275)   $    (576)   $    (547)
                                         ========     ========     ========



Combined summarized balance sheet information for the Company's affiliates follows:

                                                            JUNE 30,
                                                      1996            1995
                                                      ----            ----

Current assets                                   $  117,223        $  83,571
Noncurrent assets                                    37,294           16,201
                                                   =========        =========
      Total assets                               $  154,517        $  99,772
                                                   =========        =========

Current liabilities                              $   47,663        $  33,614
Noncurrent liabilities                               24,955           20,995
Shareholders' equity                                 81,899           45,163
                                                   =========        =========
      Total liabilities & shareholders' equity   $  154,517        $  99,772
                                                   =========        =========

The operating results include the Company's proportionate share of income from equity investments from the dates of investment. Combined summarized operating results reported by the affiliates follow:

                                                 YEAR ENDED JUNE 30,
                                          1996          1995         1994
                                          ----          ----         ----

Revenue                               $  136,784    $  108,199   $    1,433
Operating expenses                       112,737        86,716        2,680
                                        ---------     ---------    ---------
Income (loss) before tax                  24,047        21,483       (1,247)
                                        ---------     ---------    ---------
     Net income (loss)                $   24,512    $   21,636   $     (823)
                                        =========     =========    =========




NOTE 4 - FIXED ASSETS

Furniture, fixtures, equipment, and leasehold improvements are recorded at cost, and presented net of accumulated depreciation or amortization. Furniture, fixtures and equipment are depreciated using straight-line and accelerated methods over lives ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the assets' lives or lease terms.

The components of fixed assets are:

                                                        JUNE 30,
                                                  1996            1995
                                                  ----            ----

Furniture, fixtures and equipment           $    110,117    $    113,493
Leasehold improvements                            22,098          19,737
                                              -----------     -----------
                                                 132,215         133,230
Less: accumulated depreciation
     and amortization                            (95,749)        (96,454)
                                              -----------     -----------

     Net fixed assets                       $     36,466   $      36,776
                                              ===========     ===========

NOTE 5 - PENSION AND PROFIT SHARING PLANS

The noncurrent portions of accrued costs related to the Company's principal retirement plans are:

                                                                  JUNE 30,
                                                             1996        1995
                                                             ----        ----

Reserves for defined benefit retirement plans              $38,916     $36,908
Reserves for Canadian Separation Allowance Plan              5,966       8,066
Reserves for postretirement benefits other than pensions    36,259      30,258
                                                            ------      ------
     Accrued retirement benefits                           $81,141     $75,232
                                                            ======      ======



DEFINED BENEFIT PLANS

The Company sponsors both qualified and non-qualified non-contributory defined benefit pension plans covering substantially all of its associates. Under the Company's principal plans (U.S., Canada, and Hong Kong), benefits are based on the number of years of service and the associates' compensation during the three highest paid consecutive years of service. Consolidated pension plan expense for the Company's principal defined benefit plans for fiscal years 1996, 1995 and 1994 amounted to $10,952,000, $10,027,000, and $11,520,000, respectively.

Contributions are limited to amounts that are currently deductible for tax purposes, and the excess of expense over such contributions and direct payments under non-qualified plan provisions is accrued. At June 30, 1996, the Company's non-qualified plans had accumulated benefits in excess of related plan assets.

The following table sets forth the principal plans' funded status as reflected in the consolidated balance sheets:



                                               JUNE 30, 1996                   JUNE 30, 1995
                                        ASSETS EXCEED    ACCUMULATED    ASSETS EXCEED   ACCUMULATED
                                         ACCUMULATED      BENEFITS       ACCUMULATED      BENEFITS
                                          BENEFITS      EXCEED ASSETS     BENEFITS     EXCEED ASSETS
                                          --------      -------------     --------     -------------

Actuarial present value of benefit obligations:

Vested benefit obligation               $ 150,510         $  15,499     $  127,205      $   8,480
                                         ========          ========       ========       ========
Accumulated benefit obligation          $ 170,959         $  17,786     $  150,026      $  13,034
                                         ========          ========       ========       ========

Projected benefit obligation for
  service rendered to date                220,052            43,670        199,266         43,918
Plan assets at fair value, primarily
  marketable equity securities            271,000               --         227,406            --
                                         --------          --------       --------       --------
Projected benefit obligation (less than)
  in excess of plan assets                (50,948)           43,670        (28,140)        43,918
Remaining unrecognized transition
  obligation                                 (708)             (661)          (992)          (712)
Unrecognized prior service cost             4,086           (11,274)         4,176        (11,964)
Unrecognized net gain subsequent
  to transition                            49,346             5,117         27,872          3,282
                                         --------          --------       --------       --------

Accrued pension obligation              $   1,776         $  36,852     $    2,916      $  34,524
                                         ========          ========       ========       ========




Net periodic pension cost for the principal plans included the following components:



                                                           YEAR ENDED JUNE 30,
                                                    1996           1995          1994
                                                    ----           ----          ----

Service cost - benefits earned during
    the period                                 $   16,601      $  14,134     $  16,347
Interest cost on projected benefit
    obligation                                     18,425         15,951        17,701
Amortization of unrecognized net obligation
    and other deferred amounts                     24,798         17,738       (17,344)
Actual return on plan assets                      (48,872)       (37,796)       (5,184)
                                                -----------    -----------   -----------

Net periodic pension cost                      $   10,952      $  10,027     $  11,520
                                                ===========    ===========   ===========



During fiscal year 1996, the Company sold its daily valuation defined contribution recordkeeping operations and transferred the employee benefits administrative outsourcing operations of WPC to a newly formed limited liability company. In connection with this transaction, the Company recognized a curtailment gain of approximately $2,919,000, which is included in the accompanying statement of operations for fiscal year 1996, but is excluded from the previous table detailing net periodic pension cost.

During fiscal year 1995, the Company suspended its U.K. pension plan as a result of the transaction with Watsons. The suspension of the U.K. pension plan resulted in a curtailment loss of approximately $2,600,000, which is included in the accompanying statement of operations for fiscal year 1995, but is excluded from the previous table detailing net periodic pension cost.

During fiscal years 1995 and 1994, the Company had certain key executive retirements. These retirements resulted in a net loss of approximately $346,000 in fiscal year 1995 and a net gain of approximately $8,071,000 in fiscal year 1994 associated with settlements of the U.S. pension plan.

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal defined benefit pension plans, include:

                                                             JUNE 30,
                                                    1996       1995        1994
                                                    ----       ----        ----
Discount rate, projected benefit obligation          7.5%       7.5%        8.0%
Discount rate, net periodic pension cost             7.5%       8.0%        8.0%
Rate of increase in compensation levels              5.8%       5.8%        6.3%
Expected long-term rate of return on assets          9.5%       9.5%       11.0%


Based upon an analysis of recent experience, anticipated future experience, and market and economic factors, the Company changed certain actuarial assumptions used in its pension valuations for fiscal years 1996, 1995 and 1994. Changes in actuarial assumptions from fiscal year 1995 to fiscal year 1996 increased pension expense by approximately $1,039,000. Changes in actuarial assumptions from fiscal year 1994 to fiscal year 1995 decreased pension expense by approximately $4,358,000. Changes in actuarial assumptions from fiscal year 1993 to fiscal year 1994 increased pension expense for fiscal year 1994 by approximately $3,900,000.


DEFINED CONTRIBUTION PLANS

The Company sponsors a profit sharing plan which provides benefits to substantially all U.S. associates and to which the Company makes discretionary irrevocable annual contributions. The Company also sponsors a Canadian Separation Allowance Plan (CSAP) which provides benefits to substantially all Canadian associates. The CSAP is an unfunded book reserve arrangement; as such, the amounts due to associates are recorded as a liability in the consolidated balance sheets of the Company. The Company made no profit sharing contributions during fiscal years 1996, 1995 or 1994. CSAP expense for fiscal years 1996, 1995 and 1994 amounted to $509,000, $679,000, and $799,000, respectively.

NOTE 6 -  BENEFITS OTHER THAN PENSIONS

HEALTH CARE BENEFITS

The Company sponsors a contributory health care plan which provides hospitalization, medical and dental benefits to substantially all U.S.
associates. The Company accrues a liability for estimated incurred but unreported claims based on projected use of the plan as well as paid claims of prior periods. The liability totaled $1,867,000 and $1,923,000 at June 30, 1996 and 1995, respectively, and is included in accounts payable and accrued liabilities in the consolidated balance sheets.

POSTEMPLOYMENT BENEFITS

The Company provides certain postemployment health care and life insurance benefits for terminated or inactive associates other than retirees. Prior to fiscal year 1995, the Company recognized these expenses as they were reported. Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," which requires that the Company estimate and accrue future benefits. The cumulative effect upon adoption of SFAS No. 112, which relates to years prior to fiscal year 1995, was an expense of $1,800,000 ($800,000 after-tax or $0.04 per share). As compared to the previous accounting method, the fiscal year 1995 impact of adopting SFAS No. 112 resulted in an increase of expense of approximately $671,000.

POSTRETIREMENT BENEFITS

The Company provides certain health care and life insurance benefits for retired associates. The principal plans cover associates in the U.S. and Canada who have met certain eligibility requirements. The Company's principal plans are unfunded.

The following table sets forth the principal plans' status as reflected in the consolidated balance sheets:


                                                                      JUNE 30,
                                                                 1996          1995
                                                                 ----          ----

Accumulated postretirement benefit obligation:
     Retirees                                                $  13,142      $  12,960
     Fully eligible active plan participants                     5,987          5,419
     Other active plan participants                             17,608         18,014
                                                              ----------    -----------
     Accumulated postretirement benefit obligation              36,737         36,393
Unrecognized prior service cost                                 (3,831)        (4,625)
Unrecognized net gain subsequent to transition                   4,842          4,584
Unrecognized transition obligation                                (930)        (5,392)
                                                              ----------    -----------

            Accrued postretirement benefit obligation         $ 36,818      $  30,960
                                                              ==========    ===========




Net periodic postretirement benefit cost for the principal plans included the following components:



                                                                       YEAR ENDED JUNE 30,
                                                                1996           1995         1994
                                                                ----           ----         ----

Service cost - benefits earned during the period             $  3,881      $  2,145     $  2,286
Interest cost on accumulated postretirement
     benefit obligation                                         2,685         2,038        2,273
Net amortization of prior service cost and net gain
     subsequent to transition                                     138          (935)        (521)
Amortization of transition obligation over 20 years               347           349          452
                                                              --------     ---------     --------

            Net periodic postretirement benefit cost         $  7,051      $  3,597     $  4,490
                                                              ========     =========     ========





As a result of the transaction with State Street, the Company terminated benefits for certain associates, which resulted in the recognition of a curtailment gain of approximately $654,000 in fiscal year 1996.

As a result of the transaction with Watsons, the Company suspended its United Kingdom postretirement benefit plan during fiscal year 1995. In connection with the suspension of the plan, the Company recognized a curtailment loss of approximately $657,000 in fiscal year 1995.

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal plans, include:



                                                                                    JUNE 30,
                                                                              1996    1995     1994
                                                                              ----    ----     ----
Health care cost trend rate, accumulated benefit obligation:
      Pre-65 benefits
         (decreasing to 5.0% for 2004 and thereafter)                          9.8%   10.6%    11.3%
      Post-65 benefits
         (decreasing to 5.0% for 2007 and thereafter)                          8.8%    9.9%     9.9%
Health care cost trend rate, net periodic postretirement benefit cost:
      Pre-65 benefits
         (decreasing to 5.0% for 2004 and thereafter)                         10.6%   11.3%    14.0%
      Post-65 benefits
         (decreasing to 5.0% for 2007 and thereafter)                          9.4%    9.9%    11.2%
Discount rate, accumulated benefit obligation                                  7.5%    7.5%     8.0%
Discount rate, net periodic postretirement benefit cost                        7.5%    8.0%     8.0%



Based on an analysis of market and economic trends, the Company changed certain actuarial assumptions used in determining net periodic postretirement benefit cost in fiscal years 1996, 1995 and 1994. Changes in actuarial assumptions from fiscal year 1995 to fiscal year 1996 increased expense by approximately $259,000 in fiscal year 1996. The effect was to reduce net income for fiscal year 1996 by approximately $121,000 or $.01 per share. Changes in actuarial assumptions from fiscal year 1994 to fiscal year 1995 decreased expense by approximately $869,000 in fiscal year 1995. The effect was to increase net income for fiscal year 1995 by approximately $420,000 or $.02 per share. Changes in actuarial assumptions from fiscal year 1993 to fiscal year 1994 increased expense by approximately $1,000,000 in fiscal year 1994. The effect was to reduce net income for fiscal year 1994 by approximately $575,000 or $.03 per share.

An increase in the assumed health care cost trend rate by 1% each year would have the following effect on the principal plans:


                                                                               YEAR ENDED JUNE 30,
                                                                         1996          1995         1994
                                                                         ----          ----         ----
Increase in accumulated postretirement benefit obligation               $5,242        $5,503       $4,269
Increase in service and interest cost components of net periodic
      postretirement benefit cost                                        1,301           677          718


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:
                                                                   JUNE 30,
                                                               1996        1995
                                                               ----        ----

Accounts payable and accrued liabilities                    $33,697      $33,074
Accrued salaries and bonuses                                 32,141       21,330
Current portion of reserves for principal defined benefit
      retirement plans                                        3,220        2,472
Current portion of reserves for postretirement
      benefits other than pensions                              559          702
Accrued vacation                                             12,183       11,009
Deferred fee income                                           6,403        6,186
                                                              -----        -----

      Total accounts payable and accrued liabilities        $88,203      $74,773
                                                             ======       ======



NOTE 8 - LEASES

The Company leases office space and various computer equipment under operating lease agreements with terms ranging from one to 25 years. The Company has entered into sublease agreements for some of its leased space. The rental expense was $45,749,000, $51,604,000, and $48,854,000 for fiscal years 1996,
1995 and 1994, respectively. Sublease income was $1,810,000, $2,868,000, and $2,204,000 for fiscal years 1996, 1995 and 1994, respectively. Future cash outlays for operating lease commitments and cash inflows for sublease income are:

                                      LEASE                  SUBLEASE
    YEARS ENDING JUNE 30,          COMMITMENTS                INCOME
                                   -----------              ----------

                1997                $  43,422               $   1,044
                1998                   38,893                     778
                1999                   32,791                     134
                2000                   31,589                     134
                2001                   27,472                     134
           Thereafter                  34,083                      63
                                   ----------               ----------

                                    $208,250                 $  2,287
                                   ==========               ==========




As a result of  relocations  and the  subleasing  of excess  office  space,  the
Company   recognized  lease  termination   losses  of  approximately   $500,000,
$1,200,000 and $3,100,000 in fiscal years 1996, 1995 and 1994, respectively.

NOTE 9 - NOTE PAYABLE

The Company has an $80 million revolving credit line with a group of banks at an interest rate which varies with the prime rate. The credit facility requires the Company to observe certain covenants (including requirements as to minimum net worth and other financial and restrictive covenants) and is secured by the Company's receivables. The line is currently scheduled to mature on January 5, 2001. Of the credit line, $55 million is available to the Company as revolving credit for operating needs, subject to certain borrowing limitations. The remaining $25 million is available to secure loans to associates from financial institutions for the purchase of Redeemable Common Stock made available under the Company's stock purchase program. The Company guarantees these loans to its shareholders, the aggregate outstanding balances of which totaled $17,534,000 and $18,600,000 at June 30, 1996 and 1995, respectively. Shares totaling 4,800,000 and 6,600,000 of the Company's Redeemable Common Stock were pledged by shareholders to secure the associates' loans at June 30, 1996 and 1995, respectively.



NOTE  10 - REDEEMABLE COMMON STOCK

Substantially all of the Company's Redeemable Common Stock is held by or for the benefit of its employees and, pursuant to the Company's bylaws, is subject to certain restrictions. In connection with these restrictions, the Company has the following rights and obligations regarding purchases and sales of its common stock:

a) The Company has the first option to purchase, or to designate associates who are eligible to purchase, any shares offered for sale by a shareholder. Shares not purchased by the Company or its designees may be sold to other associates, subject to the same restrictions.

b) Upon the termination of employment, bankruptcy of a shareholder, or the imposition of a lien or attachment on any stock, the shares held by the shareholder or subject to attachment are considered to be offered for sale. In these circumstances, the Company is obligated to purchase any shares not otherwise purchased through the exercise of its option by its designees or by others.


Pursuant to the Company's bylaws, the price for all purchases and sales of Redeemable Common Stock is the formula book value per share (defined in the bylaws as "Net Book Value") of such stock as of the last day of the preceding year. Additional amounts may be paid for purchases of Redeemable Common Stock reflecting the pro rata appreciation in the formula book value per share from the last day of the preceding year to the end of the current year and pro rata dividends paid during the year. As defined in the bylaws, Net Book Value is equal to the sum of Redeemable Common Stock, adjustment for redemption value greater than amounts paid in by shareholders, retained earnings, and cumulative translation adjustment, adjusted by compensation survey items as defined in the Company's bylaws. The formula book value per share, as defined above, was $4.94, $4.51 and $4.44 at June 30, 1996, 1995 and 1994, respectively. Redeemable Common Stock is equal to the number of shares outstanding multiplied by the formula book value per share.

The following schedule computes the formula book value per share at June 30:



                                                               1996         1995         1994
                                                               ----         ----         ----
Consolidated net worth (as defined in the Company's
     bylaws)                                               $  84,382    $  79,713    $  80,784
Adjustment for the compensation survey items:
     50% of consolidated income received
     from compensation survey business                         5,915        6,524        6,757
Less:  Subscriber lists, computer software and
     data banks used principally in compensation
     survey business included in consolidated net
     worth (as defined)                                          --           --           --
                                                            --------     --------     --------
Formula book value of Redeemable Common Stock              $  90,297    $  86,237    $  87,541
                                                            ========     ========     ========

Number of shares of Redeemable Common Stock outstanding       18,262       19,130       19,732
                                                            ========     ========     ========

Formula book value per share of Redeemable Common Stock        $4.94        $4.51        $4.44
                                                            ========     ========     ========


In view of the Company's obligation to repurchase its Redeemable Common Stock, the Securities and Exchange Commission requires that the redemption value of outstanding shares be classified as Redeemable Common Stock and not be portrayed as permanent capital. The changes in this balance for the three years ended June 30, 1996 were as follows:

                                            NUMBER OF          REDEEMABLE
                                             SHARES           COMMON STOCK
                                           -----------         -----------

Balance at June 30, 1993                    20,086,761         $   82,557

Redemption of shares                        (2,826,340)           (11,658)

Issuance of shares                           2,472,002             10,160

Adjustment of redemption value for
  change in formula book value per share           --               6,553
                                           -----------         ----------

Balance at June 30, 1994                    19,732,423             87,612

Redemption of shares                        (2,221,419)           (10,143)

Issuance of shares                           1,618,702              7,187

Adjustment of redemption values for
   change in formula book vaue per share           --               1,619
                                           -----------         ----------

Balance at June 30, 1995                    19,129,706             86,275

Redemption of shares                        (3,146,899)           (14,270)

Issuance of shares                           2,279,156             10,274

Adjustment of redemption value for
  change in formula book value per share           --               7,935
                                           -----------         ----------

Balance at June 30, 1996                    18,261,963         $   90,214
                                           ===========         ==========





The Company has filed with the Securities and Exchange Commission a definitive Proxy Statement for its upcoming Annual Meeting of Shareholders, which includes a proposed amendment to the Company's bylaws, subject to approval by shareholder vote, that would modify calculations of formula book value occurring after June 30, 1996.

The Company  sponsors a Stock  Purchase  Plan (SPP) and a Stock  Ownership  Plan
(SOP), which allows virtually all associates to become shareholders. In each of the last three years, the Company paid each associate purchasing stock $1.00 per share purchased under the SPP. This resulted in expense for fiscal years 1996, 1995, and 1994 of $1.7 million, $1.6 million, and $2.5 million, respectively. The Company issued no shares of stock under the SOP in fiscal years 1996, 1995 or 1994.

NOTE 11 - INCOME TAXES

The provision for income taxes is based upon reported income before income taxes and includes deferred income taxes resulting from differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. In accordance with SFAS No. 109 "Accounting for Income Taxes," the Company measures deferred taxes by applying currently enacted tax laws, recognizes deferred tax assets if it is more likely than not that a benefit will be realized, and provides a valuation allowance on deferred tax assets to the extent that it is more likely than not that a benefit will not be realized.

The components of the income tax provision before the cumulative effect of the accounting change include:

                                                     YEAR ENDED JUNE 30,
                                                1996        1995        1994
                                                ----        ----        ----
Current tax expense (benefit):
        U.S.                                  $ 11,415    $ (1,269)   $  1,550
        State and local                          2,735         659       1,221
        Foreign                                  1,631       3,102       1,578
                                              ---------   ---------   ---------
                                                15,781       2,492       4,349
                                              ---------   ---------   ---------

Deferred tax expense (benefit):
        U.S.                                  $ (4,579)   $  1,101    $  3,412
        State and local                         (1,298)         92         646
        Foreign                                   (701)        164      (1,385)
                                              ---------   ---------   ---------
                                                (6,578)      1,357       2,673
                                              ---------   ---------   ---------

Total provision for income taxes              $  9,203    $  3,849    $  7,022
                                              =========   =========   =========

Deferred income tax assets (liabilities) included in the consolidated balance sheets at June 30, 1996 and June 30, 1995 are comprised of the following:


                                                                 JUNE 30,
                                                          1996             1995
                                                          ----             ----
Cash method of accounting for U.S. income
     tax purposes                                      $  (34,061)   $  (35,058)
Amortization of deferred software and
     development costs                                     (4,351)       (5,178)
Foreign temporary difference                                 (975)         (177)
Partnership income                                           (744)           --
Other                                                        (144)         (581)
                                                        ----------    ----------

     Gross deferred tax liabilities                       (40,275)      (40,994)
                                                        ----------    ----------


Accrued retirement benefits                                36,177        33,860
Non-deductible foreign expenses                             1,172           --
Accelerated depreciation in book provision
     in excess of deduction for tax purposes                1,704         2,269
Amortization of deferred rent                               4,313         4,861
Foreign temporary difference                                1,306           479
Foreign net operating loss carryforwards                    2,159         2,251
Other                                                       3,928           100
                                                        ----------    ----------

     Gross deferred tax assets                             50,759        43,820
                                                        ----------    ----------

     Deferred tax assets valuation allowance               (3,331)       (2,251)
                                                        ----------    ----------
     Net deferred tax asset                            $    7,153    $      575
                                                        ==========    ==========





The Company has no foreign tax credit carryforwards for U.S. tax purposes. At June 30, 1996, the Company has unused loss carryforwards for tax purposes in various jurisdictions outside the U.S. amounting to $6,168,000, of which $4,256,000 can be indefinitely carried forward under local statutes. The majority of the remaining loss carryforwards will expire, if unused, after the end of fiscal year 2001. The valuation allowance applies to the tax effect of the foreign net operating loss carryforwards ($2,159,000), and the tax effect of nondeductible foreign expenses ($1,172,000) for which realizability is considered uncertain.

The net change in the valuation allowance of $1,080,000 in fiscal year 1996 is due primarily to the tax effect of the non-deductible foreign expenses. The net change in the valuation allowance of $2,958,000 in fiscal year 1995 is due primarily to the reduction in available foreign operating losses as a result of the transfer of European operating subsidiaries to WWHE.

Domestic and foreign components of income before taxes, minority interest and cumulative effect of a change in accounting for the three years ended June 30, 1996 are follows:

                                                YEAR ENDED JUNE 30,
                                           1996         1995         1994
                                           ----         ----         ----

  Domestic                              $ 11,477    $   6,817     $ 15,326
  Foreign                                  7,211       (1,192)      (2,609)
                                         --------    ---------     --------

                                        $ 18,688    $   5,625     $ 12,717
                                         ========    =========     ========






The reported income tax provision differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the actual amounts provided and those which would have resulted from the application of the U.S. federal statutory tax rate are as follows:



                                                            YEAR ENDED JUNE 30,
                                                      1996        1995         1994
                                                      ----        ----         ----
Calculated income tax provision at U.S.
   federal statutory tax rate of 35%              $   6,541   $   1,969   $    4,451
Increase (reduction) resulting from:
    Results of non-U.S. affiliates taxed at other
         than statutory rates                           120        (759)        (153)
    Losses of non-U.S. affiliates for which no
         current benefit is available                   792       1,043          503
    State income taxes, net of federal tax
          benefit                                       620         336        1,055
    Foreign income taxes, net of federal tax
          benefit                                       --          --           111
    Non-deductible amortization and other
          expenses                                    1,668       1,183          624
    Foreign tax credit                                 (311)       (207)         --
    Other                                              (227)        284          431
                                                   ---------   ---------    ---------
Income tax provision before cumulative
     effect of a change in accounting             $   9,203   $   3,849    $   7,022
                                                   =========   =========    =========


NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a defendant in certain lawsuits arising in the normal course of business, some of which are in their earliest stages. Management currently foresees no material liability resulting from such litigation, and management believes that the Company carries adequate insurance, above reasonable deductibles, against any foreseeable outcome of such litigation.

As of June 30, 1996, the Company had outstanding letters of credit of $2,225,000.



NOTE 13 - SUBSEQUENT EVENTS

On August 27, 1996, the Company entered into a lease agreement on new office space and subleased part of its existing space, which will allow the Company to relocate some or all of its corporate operations to less expensive facilities. In connection with the sublease, the Company will record a pre-tax loss of approximately $5.0 million in the first quarter of fiscal year 1997.

If the Company proceeds to sublease the remaining corporate office space, an additional pre-tax loss of up to $5.2 million may be recorded during fiscal year 1997 with a related reduction of occupancy expense in future years.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
Shareholders of Watson Wyatt & Company

Our audits of the consolidated financial statements referred to in our report dated July 25, 1996 appearing on page F-1 of the Form 10-K also included an audit of the Financial Statement Schedule listed in item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/S/ PRICE WATERHOUSE LLP
- -------------------------
PRICE WATERHOUSE LLP

Washington, D.C.
July 25, 1996


                             WATSON WYATT & COMPANY

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Thousands of Dollars)



                                    ADDITIONS
                                    ---------
                                                          CHARGED TO                          BALANCE AT
                    BALANCE AT        CHARGED AGAINST       OTHER                               END OF
 DESCRIPTION     BEGINNING OF YEAR          FEES           ACCOUNTS       DEDUCTIONS             YEAR
 ----------        ----------            ----------       ----------      ----------          ----------


                            YEAR ENDED JUNE 30, 1996
                            ------------------------
Allowance for
  doubtful          $1,508              $8,014            $   --           $(4,361)             $5,161
  accounts

  Valuation
allowance for        2,251                 --              1,080(1)            --                3,331
deferred tax
   assets

                            YEAR ENDED JUNE 30, 1995
                            ------------------------
Allowance for
  doubtful           1,026               5,982                --            (5,500)              1,508
  accounts

  Valuation
allowance for        5,209                 --                235(1)         (3,193)(2)           2,251
deferred tax
   assets


                            YEAR ENDED JUNE 30, 1994
                            ------------------------
Allowance for
  doubtful             863               4,768                --            (4,605)              1,026
  accounts

  Valuation
allowance for           --                  --             5,209(1)             --               5,209
deferred tax
   assets



- ----------------

(1)  Represents   current  year  net  operating  loss   carryforwards   and  the
     nondeductible foreign expenses for which realizability is considered uncertain.

(2) Represents expiring net operating loss carryforwards and reduction of net operating loss carryforwards resulting from the transfer of certain subsidiaries to a newly formed entity.