Form 10-Q
period 1996-09-30
WATSON WYATT & CO
filed 1996-11-13
CIK 892968

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE  ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

-------------------------------------------------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

             Yes  [X]                                      No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 1996.

Common Stock, $1.00 par value                                  17,079,387
-----------------------------                                  ----------
             Class                                          Number of Shares

PART I.      FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS


                             WATSON WYATT & COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Thousands of U.S. Dollars, Except Per Share Amounts)

                                                           Three Months Ended September 30,
                                                              --------------------------
                                                                1996            1995
                                                              ----------     -----------
                                                                     (Unaudited)


Fees                                                          $ 127,497      $  115,962

Costs of providing services:
    Salaries and employee benefits                               62,664          62,148
    Occupancy and communications                                 18,997          15,279
    Professional and subcontracted services                      20,393          12,643
    Other                                                         5,663           4,021
                                                                --------       ---------
                                                                107,717          94,091

General and administrative expenses                               9,912          10,539
Depreciation and amortization                                     5,361           5,025
                                                                --------       ---------
                                                                122,990         109,655

Income from operations                                            4,507           6,307


Other:
    Interest income                                                 283             451
    Interest expense                                               (275)           (119)

Loss from affiliates                                             (1,305)            (80)
                                                                --------       ---------

Income before income taxes and minority interest                  3,210           6,559

Provision for income taxes                                        1,504           3,136
                                                                --------       ---------

Income before minority interest                                   1,706           3,423

Minority interest in net income of consolidated subsidiaries        (41)            (37)
                                                                --------       ---------

Net income                                                    $   1,665      $    3,386
                                                                ========       =========


Earnings per share                                            $    0.09      $     0.18
                                                                ========       =========




                             See accompanying notes
                                       -2-


                            WATSON WYATT & COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           (Thousands of U.S. Dollars)

                                                                            September 30,      June 30,
                                                                               1996              1996
                                                                            -----------        ----------
                               ASSETS                                       (unaudited)

Cash and cash equivalents                                                 $      8,081       $    21,694
Receivables from clients:

    Billed, net of allowances                                                   65,327            71,431
    Unbilled                                                                    64,915            53,122
                                                                            -----------        ----------
                                                                               130,242           124,553

Other current assets                                                            20,358             6,936
                                                                            -----------        ----------
    Total current assets                                                       158,681           153,183

Investment in affiliates                                                        41,263            41,195
Fixed assets                                                                    36,415            36,466
Deferred income taxes                                                           41,983            41,983
Deferred software and development costs                                         36,717            35,746
Other intangible assets                                                          3,850             3,820
Other assets                                                                     9,635             8,426
                                                                            -----------        ----------

                                                                          $    328,544       $   320,819
                                                                            ===========        ==========

    LIABILITIES, REDEEMABLE COMMON STOCK, AND PERMANENT SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                                  $     90,224       $    88,203
Note payable                                                                    14,800              -
Income taxes payable                                                               829            11,362
Deferred income taxes                                                           34,830            34,830
                                                                            -----------        ----------
    Total current liabilities                                                  140,683           134,395

Accrued retirement benefits                                                     84,613            81,141
Deferred rent                                                                   13,576             9,904
Other noncurrent liabilities                                                     9,073            10,635

Minority interest in subsidiaries                                                  413               362

Redeemable Common Stock - $1 par value:
    25,000,000 shares authorized;
    17,157,904 and 18,261,963 issued
    and outstanding; at redemption value                                        84,760            90,214

Permanent shareholders' equity:
Adjustment for redemption value greater than amounts paid in by shareholders   (35,232)          (37,549)
Retained earnings                                                               29,511            30,677
Cumulative translation gain                                                      1,147             1,040

Commitments and contingencies
                                                                            -----------        ----------

                                                                          $    328,544       $   320,819
                                                                            ===========        ==========


                             See accompanying notes
                                       -3-


                             WATSON WYATT & COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Thousands of U.S. Dollars)


                                                                          Three Months Ended September 30,
                                                                          -------------------------------
                                                                               1996              1995
                                                                          -------------      ------------
                                                                                    (Unaudited)
Cash flows from operating activities:
    Net income                                                            $      1,665       $     3,386
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for doubtful receivables from clients                          3,610               651
        Depreciation                                                             3,161             3,279
        Amortization of deferred software and development costs
            and other intangible assets                                          2,200             1,746
        Change in working capital                                              (46,760)          (13,501)
        Change in deferred income taxes                                            -               5,819
        Loss from affiliates                                                     1,305                80
        Minority interest in net income of consolidated subsidiaries                41                37
        Other                                                                       48              (945)
                                                                            -----------        ----------
        Net cash (used in) provided by operating activities                    (34,730)              552
                                                                            -----------        ----------

Cash flows from investing activities:
    Purchases of fixed assets                                                   (3,096)           (6,085)
    Proceeds from sales of fixed assets                                              5                11
    Acquisitions                                                                  (197)           (1,325)
    Investment in software and development costs                                (2,988)           (6,371)
    Investment in affiliates                                                    (1,373)             (856)
                                                                            -----------        ----------
        Net cash used in investing activities                                   (7,649)          (14,626)
                                                                            -----------        ----------

Cash flows from financing activities:
    Net borrowings                                                              34,700            13,496
    Issuances of Redeemable Common Stock                                           135               133
    Repurchases of Redeemable Common Stock                                      (6,103)           (1,980)
                                                                            -----------        ----------
        Net cash provided by financing activities                               28,732            11,649
                                                                            -----------        ----------

Effect of exchange rate changes on cash                                             34              (102)
                                                                            -----------        ----------

Decrease in cash and cash equivalents                                          (13,613)           (2,527)

Cash and cash equivalents at beginning of period                                21,694            11,860
                                                                            -----------        ----------

Cash and cash equivalents at end of period                                $      8,081       $     9,333
                                                                            ===========        ==========


                             See accompanying notes
                                       -4-


                             WATSON WYATT & COMPANY
      CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT SHAREHOLDERS' EQUITY
                           (Thousands of U.S. Dollars)

                                                                                    Adjustment For Redemption
                                                                      Cumulative    Value Greater Than Amounts
                                                     Retained          Translation         Paid In By
                                                     Earnings             Gain            Shareholders
                                                   ------------       ------------       --------------

Balance at June 30, 1996                         $      30,677      $       1,040        $     (37,549)

Net income                                               1,665

Effect of repurchases of 1,133,915 shares of
     common stock (various prices per share)            (2,831)                                  2,831

Foreign currency translation adjustment                                       107

Adjustment of redemption value for change
     in formula book value per share                                                              (514)
                                                   ------------       ------------         ------------

Balance at September 30, 1996 (unaudited)        $      29,511      $       1,147        $     (35,232)
                                                   ============       ============         ============






                             See accompanying notes
                                       -5-

                             WATSON WYATT & COMPANY

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements of Watson Wyatt & Company and its subsidiaries, (collectively, "Watson Wyatt" or "the Company"), are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 1996.

     The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 1997. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. On March 31, 1996, the Company transferred its employee outsourced benefits administration operations including certain deferred systems development costs, to a newly formed limited liability company, Wellspring Resources, LLC ("Wellspring"). Wellspring, which is owned 50% by the Company and 50% by State Street Bank and Trust Company ("State Street"), provides benefits and human resources administration outsourcing services. In connection with this formation of Wellspring, Watson Wyatt retained certain client contracts for administrative and recordkeeping services and entered into agreements, whereby Wellspring will provide the services to Watson Wyatt and those clients on behalf of the Company for a fee. In management's opinion, these agreements are on terms equivalent to those which unaffiliated parties would deem reasonable. Identifiable implementation costs associated with these long-term contracts to provide clients with administrative and recordkeeping services are deferred and amortized to expense ratably over the estimated remaining life of the respective contracts upon the commencement of services under each contract. The deferred costs totaled $27.2 million and $25.3 million as of September 30, 1996 and June 30, 1996, respectively.

     A portion of the fees received by Watson Wyatt under these long-term contracts are deferred until the applicable services are commenced, from which point the deferred fees are recognized ratably over the remaining life of the contract. The deferred fees related to these contracts are included in other noncurrent liabilities and totaled $5.7 million and $7.3 million as of September 30, 1996 and June 30, 1996, respectively.

3. Under the Company's stock purchase plan, the Company is obligated to repurchase its Redeemable Common Stock, except in certain circumstances. Accordingly, the redemption value of outstanding shares is classified as Redeemable Common Stock and not as permanent shareholders' equity.
     Redeemable Common Stock is equal to the number of shares outstanding multiplied by the Formula Book Value per share, which was $4.94 per share at September 30, 1996 and June 30, 1996. Permanent shareholders' equity includes an adjustment for the difference between the redemption value of the Redeemable Common Stock and the amounts actually paid by shareholders for the shares.
                                      -6-

4. During the three months ended September 30, 1996, the Company repurchased 1,133,915 shares of common stock, at various prices per share. The computation of earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. The number of shares used in the computation is 17,636,000 and 18,964,000 for the three months ended September 30, 1996 and 1995, respectively.

5. During the first quarter of fiscal year 1997, the Company recorded a sublease loss of $4.4 million relating to the relocation of a portion of its corporate office space to a less expensive suburban location. On November 6, 1996 at the Annual Meeting of Shareholders, the proposed amendment to the Company's bylaws modifying the calculation of formula book value was approved by an affirmative shareholder vote. The Company intends to sublease the remaining corporate office space and is considering the possible relocation of two other office facilities. An additional pre-tax loss of approximately $5.4 million will be recognized during the second quarter of fiscal year 1997 related to the relocation of the corporate office, with a related reduction of occupancy expense in future years. The results of the vote at the shareholder's meeting will be disclosed in the Company's Form 10-Q for the period ended December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect consolidated balance sheets as of the end of the first quarter of fiscal year 1997 (September 30, 1996) and as of the end of the prior fiscal year 1996 (June 30, 1996), and consolidated statements of operations, of cash flows and of changes in permanent shareholders' equity for the three months ended September 30, 1996 and 1995.

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

For the first three months of fiscal year 1997 the Company produced net income of $1.7 million, a decrease of $1.7 million from net income of $3.4 million for the first three months of fiscal year 1996. Fiscal year 1997 results include a sublease loss of $4.4 million associated with the relocation of part of the corporate offices in Washington, D.C. to a less expensive suburban facility.

Fees for the first three months of fiscal year 1997 total $127.5 million compared to $116.0 million for the first three months of fiscal year 1996, an increase of $11.5 million, or 10%. Revenue growth has occurred across most lines of business, including the Company's Asia/Pacific and Latin American operations.

Salaries and employee benefit expenses for the first quarter of fiscal year 1997 were $62.7 million, an increase of $.6 million, from $62.1 million the first quarter of fiscal year 1996. The increase in costs is attributable to normal annual salary increases offset by the sale of the Minneapolis outsourcing center and the formation of Wellspring.

Occupancy and communication expenses during the first quarter of fiscal year 1997 totaled $19.0 million, an increase of $3.7 million, or 24%, from the first quarter of the prior year. The increase is due to the $4.4 million in sublease losses recorded in the first quarter of fiscal year 1997 slightly offset by a decrease due to the sale of the Minneapolis outsourcing center and the formation of Wellspring.

Professional and subcontracted services relating to consulting offices were $20.4 million during the first quarter of fiscal year 1997, an increase of $7.8 million, or 61% over fiscal year 1996. The increase is primarily due to costs for outsourced benefits administration clients.

Other costs of providing services, which include travel and hotel, publications, and general office expenses, were $5.7 million for the first quarter of fiscal year 1997, an increase of $1.7 million, or 41%, from the first quarter of fiscal year 1996.

General and administrative ("G&A") expenses for the first quarter of fiscal year 1997 were $9.9 million, a $.6 million, or 6%, decrease from the first quarter of fiscal year 1996. The Company has reduced its overall G&A function and related expenditures, which is reflected in the slight decrease between years.

Depreciation and amortization expense of $5.4 million for the first quarter of fiscal year 1997 represents an increase of $.4 million over the first quarter of fiscal year 1996. The increased expense is primarily due to the amortization of capitalized software costs.

Income before income taxes and minority interest of $3.2 million for the first three months of fiscal year 1997 resulted in a tax provision of $1.5 million. This compares to a provision of $3.1 million on $6.6 million of income before income taxes and minority interest for the first three months of fiscal year 1996. The effective tax rates for the three months ending September 30, 1996 and September 30, 1995, were 47% and 48%, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

The Company relies primarily on funds from operations and short-term borrowings as its source of liquidity. The Company believes that it has access to ample financial resources to finance its growth as well as support ongoing operations. The Company's cash and cash equivalents at September 30, 1996 totaled $8.1 million, compared to $21.7 million at June 30, 1996. The Company had borrowings outstanding under its line of credit of $14.8 million at September 30, 1996 and no borrowings at June 30, 1996.

CASH FROM OPERATIONS. For the first three months of fiscal year 1997, the Company had cash outflows from operations of $34.7 million, compared to inflows from operations of $.6 million for the first three months of fiscal year 1996. The cash outflows in 1997 are due to an increase in bonus and income tax payments, an increase in funding of the Wellspring operations and a slight reduction in client collections.

The Company's operating cash flow is generally stable and typically does not fluctuate widely within an economic cycle. The Company's ratio of current assets to current liabilities remained constant at 1.1 at September 30, 1996 and June 30, 1996.

CASH FROM INVESTING ACTIVITIES. Investing activity cash outflow was $7.6 million for the three months of fiscal year 1997, versus $14.6 million in 1996. The decrease in investing cash outflows is due to lower levels of investment in client software systems and the acquisition of HRE, Inc. in fiscal year 1996.

Anticipated commitments of funds for the remainder of fiscal year 1997 are estimated at $37 million, which includes expected purchases of fixed assets, 50% of the future capital requirements of Wellspring, and 50.1% of the capital requirements of WWHE. Operating cash flows should, in combination with the line of credit described below, provide for the Company's ongoing cash needs.

The Company also has a revolving credit line which matures on January 5, 2001. Thirty-three million dollars of the credit line is available to the Company as revolving credit for operating needs at September 30, 1996.

CASH FROM FINANCING ACTIVITIES. Cash flow provided by financing activities was $28.7 million for the first three months of fiscal year 1997, versus $11.6 million in the preceding year. The increase is due primarily to the increased level of borrowing in fiscal year 1997.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

      None


b.    Reports on Form 8-K

      None

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 8, 1996

Watson Wyatt & Company
(Registrant)




/S/ A. W. Smith, Jr.                         /S/ Barbara L. Landes
-------------------------                    --------------------------

Name: A. W. Smith, Jr.                       Name: Barbara L. Landes
Title: President and Chief                   Title: Vice President, Finance and
       Executive Officer                            Chief Financial Officer