Form 10-Q
period 1996-12-31
WATSON WYATT & CO
filed 1997-02-12
CIK 892968

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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


                            6707 Democracy Boulevard
                                    Suite 800
                          Bethesda, Maryland 20817-1129
          (Address of principal executive offices, including zip code)

                         TELEPHONE NUMBER (301) 581-4600
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

           Yes   [X]                                   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 10, 1997.

Common Stock, $1.00 par value                                 16,095,869
-----------------------------                                 ----------
           Class                                            Number of Shares

PART I.      FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                             WATSON WYATT & COMPANY
                      Consolidated Statements of Operations
              (Thousands of U.S. Dollars, Except Per Share Amounts)

                                                                 Quarters Ended December 31,      Six Months Ended December 31,
                                                                 --------------------------        -------------------------
                                                                     1996           1995               1996           1995
                                                                 -----------    -----------         ----------     ----------
                                                                        (Unaudited)                       (Unaudited)
Fees                                                             $   125,014   $   119,829        $   252,511   $   235,791

Costs of providing services:
     Salaries and employee benefits                                   56,966        58,697            119,630       120,845
     Occupancy and communications                                     21,466        16,934             40,463        32,213
     Professional and subcontracted services                          22,773        20,879             43,166        33,522
     Other                                                             6,381         7,933             12,044        11,954
                                                                   ----------    ----------        -----------    ----------
                                                                     107,586       104,443            215,303       198,534

General and administrative expenses                                   10,621         8,441             20,533        18,980
Depreciation and amortization                                          5,865         6,553             11,226        11,578
                                                                   ----------    ----------        -----------    ----------
                                                                     124,072       119,437            247,062       229,092

Income from operations                                                   942           392              5,449         6,699


Other:
     Interest income                                                     174           314                457           765
     Interest expense                                                   (492)         (371)              (767)         (490)

Loss from affiliates                                                  (1,812)         (203)            (3,117)         (283)
                                                                   ----------    ----------         ----------    ----------

Income (loss) before income taxes and minority interest               (1,188)          132              2,022         6,691

Provision for (benefit from) income taxes                               (412)        1,441              1,092         4,577
                                                                   ----------    ----------         ----------    ----------

Income (loss) before minority interest                                  (776)       (1,309)               930         2,114

Minority interest in net income of consolidated subsidiaries             (43)          (88)               (84)         (125)
                                                                   ----------    ----------        -----------    ----------

Net income (loss)                                                $      (819)  $    (1,397)       $       846    $    1,989
                                                                   ==========    ==========        ==========    ==========


Earnings (loss) per share                                        $     (0.05)  $     (0.08)       $     0.05     $     0.11
                                                                   ==========    ==========        ==========    ==========



                             See accompanying notes

                             WATSON WYATT & COMPANY
                           Consolidated Balance Sheets
                           (Thousands of U.S. Dollars)

                                                                                December 31,       June 30,
                                                                                    1996             1996
                                                                                 -----------      ----------
                               ASSETS                                                    (unaudited)
Cash and cash equivalents                                                      $     8,558      $    21,694
Receivables from clients:
     Billed, net of allowances                                                      73,769           71,431
     Unbilled                                                                       57,565           53,122
                                                                                 ----------       ----------
                                                                                   131,334          124,553

Other current assets                                                                 9,659            6,936
                                                                                 ----------       ----------
     Total current assets                                                          149,551          153,183

Investment in affiliates                                                            44,578           41,195
Fixed assets                                                                        36,711           36,466
Deferred income taxes                                                               41,983           41,983
Deferred software and development costs                                             36,968           35,746
Other intangible assets                                                              3,450            3,820
Other assets                                                                         9,709            8,426
                                                                                 ----------       ----------

                                                                               $   322,950      $   320,819
                                                                                 ==========       ==========

    LIABILITIES, REDEEMABLE COMMON STOCK, AND PERMANENT SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                                       $    80,237      $    88,203
Note payable                                                                        13,100             -
Income taxes payable                                                                   517           11,362
Deferred income taxes                                                               34,830           34,830
                                                                                 ----------       ----------
     Total current liabilities                                                     128,684          134,395

Accrued retirement benefits                                                         85,570           81,141
Deferred rent and accrued lease losses                                              17,962            9,904
Other noncurrent liabilities                                                        12,705           10,635

Minority interest in subsidiaries                                                      449              362

Redeemable Common Stock - $1 par value:
     25,000,000 shares authorized;
     16,780,318 and 18,261,963 issued
     and outstanding; at redemption value                                           82,895           90,214

Permanent shareholders' equity:
Adjustment for redemption value greater than amounts paid in by shareholders       (34,413)         (37,549)
Retained earnings                                                                   27,855           30,677
Cumulative translation gain                                                          1,243            1,040

Commitments and contingencies
                                                                                 ----------       ----------

                                                                               $   322,950      $   320,819
                                                                                 ==========       ==========


                             See accompanying notes


                             WATSON WYATT & COMPANY
                      Consolidated Statements of Cash Flows
                           (Thousands of U.S. Dollars)


                                                                               Six Months Ended December 31,
                                                                               -----------------------------
                                                                                   1996              1995
                                                                               ------------      -----------
                                                                                        (Unaudited)
Cash flows from operating activities:
     Net income                                                                $       846      $     1,989
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Provision for doubtful receivables from clients                             5,712            2,473
         Depreciation                                                                6,563            7,025
         Amortization of deferred software and development costs
             and other intangible assets                                             4,663            4,553
         Change in deferred income taxes                                              -               3,392
         Loss from affiliates                                                        3,117              283
         Minority interest in net income of consolidated subsidiaries                   84              125
         (Increase) decrease in assets:
             Receivables from clients                                              (12,493)           4,181
             Income taxes receivable                                                  -              (2,294)
             Other current assets                                                   (2,723)            (254)
             Other assets                                                           (1,283)          (1,889)
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                               (7,966)          (2,007)
             Income taxes payable                                                  (10,845)             302
             Accrued retirement benefits                                             4,429            8,530
             Deferred rent                                                           8,058              (99)
             Other noncurrent liabilities                                            2,070            1,677
         Other                                                                          97             (417)
                                                                                 ----------       ----------
         Net cash provided by operating activities                                     329           27,570
                                                                                 ----------       ----------

Cash flows from investing activities:
     Purchases of fixed assets                                                      (6,858)         (11,373)
     Proceeds from sales of fixed assets                                                76               23
     Acquisitions                                                                     (197)          (1,945)
     Investment in software and development costs                                   (5,272)         (16,796)
     Investment in affiliates                                                       (6,500)          (1,309)
                                                                                 ----------       ----------
         Net cash used in investing activities                                     (18,751)         (31,400)
                                                                                 ----------       ----------

Cash flows from financing activities:
     Net borrowings                                                                 13,100            4,500
     Issuances of Redeemable Common Stock                                              260            1,606
     Repurchases of Redeemable Common Stock                                         (8,111)          (5,640)
                                                                                 ----------       ----------
         Net cash provided by financing activities                                   5,249              466
                                                                                 ----------       ----------

Effect of exchange rate changes on cash                                                 37             (178)
                                                                                 ----------       ----------

Decrease in cash and cash equivalents                                              (13,136)          (3,542)

Cash and cash equivalents at beginning of period                                    21,694           11,860
                                                                                 ----------       ----------

Cash and cash equivalents at end of period                                     $     8,558      $     8,318
                                                                                 ==========       ==========


                             See accompanying notes
                                       -4-


                             WATSON WYATT & COMPANY
      Consolidated Statements of Changes in Permanent Shareholders' Equity
                           (Thousands of U.S. Dollars)

                                                                                             Adjustment For Redemption
                                                                               Cumulative     Value Greater Than Amounts
                                                              Retained         Translation          Paid In By
                                                              Earnings            Gain             Shareholders
                                                            ----------         ----------           ----------

Balance at June 30, 1996                                  $    30,677        $     1,040           $   (37,549)

Net income                                                        846

Effect of repurchases of 1,539,319 shares of
     common stock (various prices per share)                   (3,668)                                   3,668

Foreign currency translation adjustment                                              203

Adjustment of redemption value for change
      in formula book value per share                                                                     (532)
                                                            ----------         ----------            ----------

Balance at December 31, 1996 (unaudited)                  $    27,855        $     1,243           $   (34,413)
                                                            ==========         ==========            ==========





                             See accompanying notes

                             WATSON WYATT & COMPANY

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements of Watson Wyatt & Company and its subsidiaries, (collectively, "Watson Wyatt" or "the Company"), are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended June 30, 1996.

     The results of operations for the six months ended December 31, 1996 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 1997. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. On March 31, 1996, the Company and State Street Bank & Trust Company ("State Street"), formed Wellspring Resources, LLC ("Wellspring"), a limited liability company established to provide benefits and human resources administration outsourcing services. The Company contributed its existing employee outsourced benefits operations and deferred software development costs with a book value of $15.4 million to Wellspring in exchange for a 50% interest, and State Street contributed cash of $15.4 million for the remaining 50% interest. The Company and State Street share equally in the future funding requirements of Wellspring.

     In connection with the formation of Wellspring, Watson Wyatt retained certain client contracts for administrative and recordkeeping services and entered into an agreement whereby Wellspring will provide the services required by the contracts on behalf of the Company at cost. Expenses charged to the Company by Wellspring for such services during the six months ended December 31, 1996 were $18.4 million. The client contracts provide for the receipt of fees during an implementation period in which the Company develops custom software platforms and systems and performs the related activities necessary to commence the administrative and recordkeeping services. The Company defers all fees received and all directly related software and systems development costs during the implementation period, and recognizes such fees and costs in income over the remaining lives of the contracts upon commencement of services under such contracts. Deferred software and development costs related to these contracts totaled $28.3 million and $25.3 million and the related deferred contract revenues totaled $6.9 million and $7.3 million at December 31, 1996 and June 30, 1996, respectively.


3. Under the Company's stock purchase plan, the Company is obligated to repurchase its Redeemable Common Stock, except in certain circumstances. Accordingly, the redemption value of outstanding shares is classified as Redeemable Common Stock and not as permanent shareholders' equity.
     Redeemable Common Stock is equal to the number of shares outstanding multiplied by the Formula Book Value per share, which was $4.94 per share at December 31, 1996 and June 30, 1996. Permanent shareholders' equity includes an adjustment for the difference between the redemption value of the Redeemable Common Stock and the amounts actually paid by shareholders for the shares.

4.   During the six months  ended  December 31,  1996,  the Company  repurchased
     1,539,319 shares of common stock, at various prices per share. The computation of earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. The number of shares used in the computation is 17,000,000 and 18,466,000 for the three months ended December 31, 1996 and 1995, respectively, and 17,341,000 and 18,676,000 for the six months ended December 31, 1996 and 1995, respectively.

5. During fiscal year 1997, the Company recorded sublease and lease termination losses of $12.1 million, of which $10.3 million related to the relocation of the corporate office space. The corporate office relocation to a less expensive suburban location will result in a reduction of occupancy expense in future years.

6. The Company guarantees certain leases for office premises and equipment for its affiliate, Wellspring. Minimum rentals guaranteed under these leases are $2.8 million in fiscal year 1997 and aggregate $73.3 million for the remaining lease terms, which expire at various dates through 2007. These leases are also jointly and severally guaranteed by State Street.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Watson Wyatt & Company, together with its affiliates and consolidated subsidiaries, (collectively, "Watson Wyatt" or "the Company"), provides human resource and employee benefits consulting and administrative/recordkeeping services. The Company also provides a broad range of services in risk management and general insurance and investment consulting, and derives fees from sales of surveys. The Company works with organizations of all sizes, from the largest multinationals to public employers and nonprofit institutions.

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect consolidated balance sheets as of the end of the second quarter of fiscal year 1997 (December 31, 1996) and as of the end of the prior fiscal year 1996 (June 30, 1996), and consolidated statements of operations, of cash flows and of changes in permanent shareholders' equity for the three and six months ended December 31, 1996 and 1995.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1995.

For the first six months of fiscal year 1997 the Company produced net income of $.8 million, a decrease of $1.2 million from net income of $2.0 million for the first six months of fiscal year 1996. Fiscal year 1997 results include a sublease loss of $10.3 million associated with the relocation of the corporate offices in Washington, D.C. to a less expensive suburban facility and $1.8 million in other lease losses.

Fees for the first six months of fiscal year 1997 total $252.5 million compared to $235.8 million for the first six months of fiscal year 1996, an increase of $16.7 million, or 7%. Revenue growth has occurred across almost all lines of consulting business on relatively stable headcount and consistent utilization. Principal areas of significant revenue growth include the Asia Pacific and Latin America consulting regions and the outsourcing clients retained by the Company.

Salaries and employee benefit expenses for the second quarter of fiscal year 1997 were $57.0 million, a decrease of $1.7 million or 3%, from $58.7 million the second quarter of fiscal year 1996. The Company incurred salaries and employee benefit expenses of $119.6 million in the first six months of fiscal year 1997, a decrease of $1.2 million, or 1%, from $120.8 million the prior fiscal year. Amendments to the Company's postretirement benefit plan resulted in a decrease in expense of $4.9 million, which was partially offset by normal annual salary increases of approximately $3.6 million. In conjunction with the changes to the postretirement benefit plan, the Company established a 401(k) match of up to 3% of salaries beginning January 1, 1997. This future increase in expense will be offset by the reduction in postretirement benefit costs.

Occupancy and communication expenses during the second quarter of fiscal year 1997 totaled $21.5 million, an increase of $4.6 million, or 27%, from the second quarter of the prior year. For the first six months of fiscal year 1997, occupancy and communication expenses totaled $40.5 million, an increase of $8.3 million, or 26%, from the first six months of the prior year. The increase is due to the $12.1 million in sublease and lease termination losses primarily from the relocation of the corporate office recorded in fiscal year 1997 partially offset by $3.5 million in lower expenses as a result of the sale of the Minneapolis outsourcing center and the formation of Wellspring in March 1996.

Professional and subcontracted services relating to consulting offices were $22.8 million during the second quarter of fiscal year 1997, an increase of $1.9 million over the second quarter of the prior fiscal year. For the first six months of fiscal year 1997, professional and subcontracted services were $43.2 million, an increase of $9.7 million, or 29%, over $33.5 million for the first six months of fiscal year 1996. The increase is primarily due to costs charged by Wellspring for servicing the retained outsourcing clients.

Other costs of providing services, which include travel and hotel, publications, and general office expenses, were $6.4 million for the second quarter of fiscal year 1997, a decrease of $1.5 million, or 20%, from the second quarter of fiscal year 1996. For the first six months of fiscal year 1997, other costs of providing services increased by $.1 million, or 1%, to $12.1 million from $12.0 million the prior year.

General and administrative ("G&A") expenses for the second quarter of fiscal year 1997 were $10.6 million, a $2.2 million, or 26%, increase from the second quarter of fiscal year 1996. For the first six months of fiscal year 1997, G&A expenses were $20.5 million, a $1.5 million increase from $19.0 million the prior fiscal year. The increase in expense is primarily attributable to an increase in advertising and promotional expenses to further strengthen the Company's market position.

Depreciation and amortization expense of $5.9 million for the second quarter of fiscal year 1997 represents a decrease of $.7 million over the second quarter of fiscal year 1996. For the first six months of fiscal year 1997, depreciation decreased $.4 million, or 3%, over the prior year expense of $11.6 million. The decrease is attributable to the disposal of assets in the prior year and lower levels of capital expenditures.

Income before income taxes and minority interest of $2.0 million for the first six months of fiscal year 1997 resulted in a tax provision of $1.1 million. This compares to a provision of $4.6 million on $6.7 million of income before income taxes and minority interest for the first six months of fiscal year 1996. The effective tax rates for the six months ended December 31, 1996 and December 31, 1995 were 54% and 68%, respectively. The higher effective tax rate for the six months ended December 31, 1995 is due to the nondeductibility of certain expenses recorded during that period.

LIQUIDITY AND CAPITAL RESOURCES.

The Company relies primarily on funds from operations and short-term borrowings as its source of liquidity. The Company believes that it has access to ample financial resources to finance its growth as well as support ongoing operations. The Company's cash and cash equivalents at December 31, 1996 totaled $8.6 million, compared to $21.7 million at June 30, 1996. The Company had borrowings outstanding under its line of credit of $13.1 million at December 31, 1996 and no borrowings at June 30, 1996.

CASH FROM OPERATIONS. For the first six months of fiscal year 1997, the Company had cash inflows from operations of $.3 million, compared to $27.6 million for the first six months of fiscal year 1996. The decrease in cash inflows in 1997 are due to an increase in bonus and income tax payments, an increase in advances to Wellspring operations and a reduction in client collections.

The Company's ratio of current assets to current liabilities was 1.2 at December 31, 1996 and 1.1 at June 30, 1996.

CASH FROM INVESTING ACTIVITIES. Investing activity cash outflow was $18.8 million for the six months of fiscal year 1997, versus $31.4 million in 1996. The decrease in investing cash outflows is due to lower levels of capital expenditures, lower spending on deferred software and client software systems costs, including amounts which were contributed to Wellspring, and the acquisition of HRE, Inc. in fiscal year 1996.

Anticipated commitments of funds for the remainder of fiscal year 1997 are estimated at $20 million, which includes expected purchases of fixed assets, 50% of the future capital requirements of Wellspring, and 50.1% of the capital requirements of WWHE. Operating cash flows should, in combination with the line of credit described below, provide for the Company's ongoing cash needs.

The Company has an $80 million revolving credit line which is scheduled to mature on January 5, 2001. Fifty-five million dollars of the credit line is available to the Company as revolving credit for operating needs, subject to certain borrowing limitations. The remaining $25 million is available to secure loans to associates from financial institutions for the purchase of Redeemable Common Stock made available under the Company's stock purchase program. At December 31, 1996, $37 million of the credit line is available to the Company as revolving credit for operating needs.

CASH FROM FINANCING ACTIVITIES. Cash flow provided by financing activities was $5.2 million for the first six months of fiscal year 1997, versus $.5 million in the preceding year. The increase is due primarily to the increased level of borrowing in fiscal year 1997.

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

None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.         Board Election

At the fiftieth annual meeting of shareholders of the Company, held on November 6, 1996, the shareholders elected fifteen (15) nominees to the Board. Proxies representing 15,745,960 shares were received (total shares outstanding as of the Record Date were 17,140,508) and the results of the voting were as follows:

NOMINEES TO THE BOARD                  FOR                      WITHHOLD

Walter W. Bardenwerper               14,059,882                 1,686,078
Charles A. Clemens                   14,735,687                 1,010,273
Paul R. Daoust                       14,859,366                   886,594
John J. Gabarro                      14,688,491                 1,057,469
John J. Haley                        14,900,320                   845,640
Gary T. Hallenbeck                   14,583,634                 1,162,326
Daniel B. Holmes                     14,616,360                 1,129,600
Ira T. Kay                           14,905,760                   840,200
Brian E. Kennedy                     15,128,985                   616,975
Robert D. Masding                    15,184,547                   561,413
R. Michael McCullough                15,191,732                   554,228
A. W. Smith, Jr.                     14,198,275                 1,547,685
John A. Steinbrunner                 14,988,369                   757,591
A. Grahame Stott                     15,214,021                   531,939
Angela H. Watson                     14,090,227                 1,655,733

B.         Amendment to Bylaw Section  9

The shareholders also voted to approve an amendment to the Company's Bylaws. This amendment authorized modifying the formula for determining the price of the Company's Common Stock to eliminate temporary variations in stock value arising from certain non-operating transactions. Specifically, the amendment (i) spread the economic impact of certain real estate sublease losses over the remaining life the sublease (ii) eliminated annual changes in the Currency Translation Adjustment ("CTA") occurring after June 30, 1996 and (iii) eliminated the adjustment related to the value of the Company's survey business for future years. The modified formula, which is called "Formula Book Value," will be used to determine share price for periods subsequent to June 30, 1996.

The amendment was approved by the affirmative vote of more than 80% of the Company's outstanding stock (as required per Section 9 of the Bylaws) as follows:

      For:            14,894,976
      Against:           850,984




ITEM 5.    OTHER INFORMATION

None.



ITEM 6.    EXHIBITS AND REPORTS ON FORMS 8-K

a.    Exhibits

3.1  Restated  Certificate  of  Incorporation  of Watson  Wyatt & Company(1)
3.2  Restated Bylaws, dated November 22, 1996(4)
4.1  Form of Certificate Representing Common Stock(2)
10.1 Third Amended and Restated  Credit and Security  Agreement, dated
     January 5, 1996(3)
10.2 First Amendment to The Third Amended and Restated Credit and Security Agreement, dated June 14, 1996(1)


b.   Reports on Form 8-K

     None



------------------

(1) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 (File No. 0-20724), filed on September 27, 1996.

(2) Incorporated by reference from Registrant's Initial Registration Statement on Form 10 (File No. 0-20724), filed on October 13, 1992.

(3) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 0-20724), filed on May 13, 1996.

(4)  Filed herewith

Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 10, 1997

Watson Wyatt & Company
(Registrant)




/S/ A. W. Smith, Jr.                         /S/ Barbara L. Landes
--------------------------------             -------------------------------
Name:    A. W. Smith, Jr.                    Name:     Barbara L. Landes
Title:   President and Chief                 Title:    Vice President and Chief
         Executive Officer                             Financial Officer