Form 10-Q
period 1997-03-31
WATSON WYATT & CO
filed 1997-05-14
CIK 892968

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

          Yes   [X]                                    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1997.

Common Stock, $1.00 par value                                   18,307,632
-----------------------------                                   ----------
                Class                                        Number of Shares

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                             WATSON WYATT & COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Thousands of U.S. Dollars, Except Per Share Amounts)

                                                                     Quarters Ended March 31,        Nine Months Ended March 31,
                                                                    --------------------------       --------------------------
                                                                       1997            1996              1997           1996
                                                                    -----------    -----------       -----------    -----------
                                                                            (Unaudited)                      (Unaudited)
Fees                                                               $   126,009    $   126,080        $   378,520   $   361,871

Costs of providing services:
     Salaries and employee benefits                                     63,715         62,105            187,848       182,950
     Occupancy and communications                                       15,493         16,533             55,956        48,746
     Professional and subcontracted services                            18,280         17,619             56,943        51,141
     Other                                                               6,243          6,381             18,287        18,335
                                                                     ----------     ----------         ----------    ----------
                                                                       103,731        102,638            319,034       301,172

General and administrative expenses                                     12,472          9,567             33,005        28,547
Depreciation and amortization                                            6,327          7,680             17,553        19,258
                                                                     ----------     ----------         ----------    ----------
                                                                       122,530        119,885            369,592       348,977

Income from operations                                                   3,479          6,195              8,928        12,894


Other:
     Interest income                                                       701            210              1,158           975
     Interest expense                                                     (573)          (243)            (1,340)         (733)

Income (loss) from affiliates                                           (1,959)           390             (5,076)          107
                                                                     ----------     ----------         ----------    ----------

Income before income taxes and minority interest                         1,648          6,552              3,670        13,243

Provision for income taxes                                                 890          2,918              1,982         7,495
                                                                     ----------     ----------         ----------    ----------

Income before minority interest                                            758          3,634              1,688         5,748

Minority interest in net (income) loss of consolidated subsidiaries         (2)            54                (86)          (71)
                                                                     ----------     ----------         ----------    ----------

Net income                                                          $       756    $     3,688        $     1,602   $     5,677
                                                                     ==========     ==========         ==========    ==========


Earnings per share                                                  $      0.04    $      0.20        $      0.09   $     0.31
                                                                     ==========    ===========         ==========    ==========





                             See accompanying notes
                                      -2-


                             WATSON WYATT & COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           (Thousands of U.S. Dollars)

                                                                                    March 31,           June 30,
                                                                                      1997                1996
                                                                                  -------------       ------------
                               ASSETS                                              (unaudited)

Cash and cash equivalents                                                         $      8,124        $     21,694
Receivables from clients:
     Billed, net of allowances                                                          66,001              71,431
     Unbilled                                                                           64,944              53,122
                                                                                    -----------         -----------
                                                                                       130,945             124,553

Other current assets                                                                     7,245               6,936
                                                                                    -----------         -----------
     Total current assets                                                              146,314             153,183

Investment in affiliates                                                                46,881              41,195
Fixed assets                                                                            36,492              36,466
Deferred income taxes                                                                   41,983              41,983
Deferred software and development costs                                                 35,054              35,746
Other intangible assets                                                                  3,345               3,820
Other assets                                                                            10,462               8,426
                                                                                    -----------         -----------

                                                                                  $    320,531        $    320,819
                                                                                    ===========         ===========

    LIABILITIES, REDEEMABLE COMMON STOCK, AND PERMANENT SHAREHOLDERS' EQUITY


Accounts payable and accrued liabilities                                          $     80,879        $     88,203
Note payable                                                                             5,700                -
Income taxes payable                                                                       690              11,362
Deferred income taxes                                                                   34,830              34,830
                                                                                    -----------         -----------
     Total current liabilities                                                         122,099             134,395

Accrued retirement benefits                                                             86,076              81,141
Deferred rent and accrued lease losses                                                  15,839               9,904
Other noncurrent liabilities                                                             9,787              10,635

Minority interest in subsidiaries                                                          281                 362

Redeemable Common Stock - $1 par value:
     25,000,000 shares authorized;
     18,454,179 and 18,261,963 issued
     and outstanding; at redemption value                                               91,164              90,214

Permanent shareholders' equity:
Adjustment for redemption value greater than amounts paid in by shareholders           (31,814)            (37,549)
Retained earnings                                                                       26,003              30,677
Cumulative translation gain                                                              1,096               1,040

Commitments and contingencies
                                                                                    -----------         -----------

                                                                                  $    320,531        $    320,819
                                                                                    ===========         ===========


                             See accompanying notes
                                       -3-

                             WATSON WYATT & COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Thousands of U.S. Dollars)


                                                                                    Nine Months Ended March 31,
                                                                                  ------------------------------
                                                                                     1997               1996
                                                                                   ----------        ----------
                                                                                            (Unaudited)
Cash flows from operating activities:
     Net income                                                                   $     1,602        $     5,677
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Provision for doubtful receivables from clients                                6,800              4,133
         Depreciation                                                                  10,181             11,126
         Amortization of deferred software and development costs
             and other intangible assets                                                7,372              8,132
         Change in deferred income taxes                                                 -                  (491)
         Loss (income) from affiliates                                                  5,076               (107)
         Minority interest in net income of consolidated subsidiaries                      86                 71
         (Increase) decrease in assets:
             Receivables from clients                                                 (13,192)             6,709
             Income taxes receivable                                                     -                   (63)
             Other current assets                                                        (309)               365
             Other assets                                                              (2,017)            (1,901)
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                  (5,091)             3,747
             Income taxes payable                                                     (10,672)             4,983
             Accrued retirement benefits                                                4,935              8,475
             Deferred rent                                                              5,935               (997)
             Other noncurrent liabilities                                                (848)              (387)
         Other                                                                           (210)                72
                                                                                    ----------         ----------
         Net cash provided by operating activities                                      9,648             49,544
                                                                                    ----------         ----------

Cash flows from investing activities:
     Purchases of fixed assets                                                        (10,649)           (17,059)
     Proceeds from sales of fixed assets                                                  436              4,714
     Acquisitions                                                                      (1,176)            (1,945)
     Investment in software and development costs                                      (5,535)           (25,883)
     Investment in affiliates                                                         (11,570)            (4,054)
                                                                                    ----------         ----------
         Net cash used in investing activities                                        (28,494)           (44,227)
                                                                                    ----------         ----------

Cash flows from financing activities:
     Net borrowings                                                                     5,700               -
     Issuances of Redeemable Common Stock                                              15,098             10,013
     Repurchases of Redeemable Common Stock                                           (14,689)            (9,881)
                                                                                    ----------         ----------
         Net cash provided by financing activities                                      6,109                132
                                                                                    ----------         ----------

Effect of exchange rate changes on cash                                                  (833)              (478)
                                                                                    ----------         ----------

Decrease in cash and cash equivalents                                                 (13,570)             4,971

Cash and cash equivalents at beginning of period                                       21,694             11,860
                                                                                    ----------         ----------

Cash and cash equivalents at end of period                                        $     8,124        $    16,831
                                                                                    ==========         ==========


                             See accompanying notes



                             WATSON WYATT & COMPANY
      CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT SHAREHOLDERS' EQUITY
                           (Thousands of U.S. Dollars)

                                                                                              Adjustment For Redemption
                                                                                Cumulative    Value Greater Than Amounts
                                                              Retained          Translation           Paid In By
                                                              Earnings             Gain              Shareholders
                                                            -----------         -----------           -----------
Balance at June 30, 1996                                  $     30,677        $      1,040           $    (37,549)

Net income                                                       1,602

Effect of repurchases of 2,870,700 shares of
     common stock (various prices per share)                    (6,276)                                     6,276

Foreign currency translation adjustment                                                 56

Adjustment of redemption value for change
      in formula book value per share                                                                        (541)
                                                            -----------         -----------            -----------

Balance at March 31, 1997 (unaudited)                     $     26,003        $      1,096           $    (31,814)
                                                            ===========         ===========            ===========




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

     The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 1997. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

     In connection with the formation of Wellspring, Watson Wyatt retained certain client contracts for administrative and recordkeeping services and entered into an agreement whereby Wellspring will provide the services required by the contracts on behalf of the Company at cost. Expenses charged to the Company by Wellspring for such services during the nine months ended March 31, 1997 were $30.2 million. The client contracts provide for the receipt of fees during an implementation period in which the Company develops custom software platforms and systems and performs the related activities necessary to commence the administrative and recordkeeping services. The Company defers all fees received and all directly related software and systems development costs during the implementation period, and recognizes such fees and costs in income over the remaining lives of the contracts upon commencement of services under such contracts. Deferred software and development costs related to these contracts totaled $26.9 million and $25.3 million and the related deferred contract revenues totaled $9.3 million and $7.3 million at March 31, 1997 and June 30, 1996, respectively.


3. Under the Company's bylaws, the Company is obligated to repurchase its Redeemable Common Stock, except in certain circumstances. Accordingly, the redemption value of outstanding shares is classified as Redeemable Common Stock and not as permanent shareholders' equity. Redeemable Common Stock is equal to the number of shares outstanding multiplied by the Formula Book Value per share, which was $4.94 per share at March 31, 1997 and June 30, 1996. Permanent shareholders' equity includes an adjustment for the difference between the redemption value of the Redeemable Common Stock and the amounts actually paid by shareholders for the shares.

4. During the nine months ended March 31, 1997, the Company repurchased 2,870,700 shares of common stock, at various prices per share. The computation of earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. The number of shares used in the computation is 16,841,000 and 18,130,000 for the three months ended March 31, 1997 and 1996, respectively, and 17,197,000 and 18,501,000 for the nine months ended March 31, 1997 and 1996, respectively.

5. During fiscal year 1997, the Company recorded sublease and lease termination losses of $12.1 million, of which $10.3 million related to the relocation of the corporate office space. The corporate office relocation to a less expensive suburban location will result in a reduction of occupancy expense in future years.

6. The Company guarantees certain leases for office premises and equipment for its affiliate, Wellspring. Minimum rentals guaranteed under these leases are $3.1 million in fiscal year 1997 and aggregate $74.5 million for the remaining lease terms, which expire at various dates through 2007. These leases are also jointly and severally guaranteed by State Street.

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

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect consolidated balance sheets as of the end of the third quarter of fiscal year 1997 (March 31, 1997) and as of the end of the prior fiscal year 1996 (June 30, 1996), and consolidated statements of operations, of cash flows and of changes in permanent shareholders' equity for the three and nine months ended March 31, 1997 and 1996.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1996.

For the first nine months of fiscal year 1997 the Company produced net income of $1.6 million, a decrease of $4.1 million from net income of $5.7 million for the first nine months of fiscal year 1996. Fiscal year 1997 results include a sublease loss of $10.3 million associated with the relocation of the corporate offices in Washington, D.C. to a less expensive suburban facility and $1.8 million in other lease losses. Excluding the effect of the lease losses in fiscal year 1997, the Company's net income of $1.6 million for the first nine months would have been $7.2 million, an increase of $1.5 million over fiscal year 1996 net income for the first nine months.

Fees for the first nine months of fiscal year 1997 total $378.5 million compared to $361.9 million for the first nine months of fiscal year 1996, an increase of $16.6 million, or 5%. Principal areas of significant revenue growth were the Asia Pacific and Latin America consulting regions and the outsourcing clients retained by the Company. While year-to-date fees have increased over the prior year, fees in the third quarter of fiscal year 1997 compared to fiscal year 1996 were flat in North America and up in Asia Pacific, offset by the reduction from businesses which were sold in fiscal year 1996.

Salaries and employee benefit expenses for the third quarter of fiscal year 1997 were $63.7 million, an increase of $1.6 million or 3%, from $62.1 million for the third quarter of fiscal year 1996. The Company incurred salaries and employee benefit expenses of $187.8 million in the first nine months of fiscal year 1997, an increase of $4.8 million, or 3%, from $183.0 million the prior fiscal year. The increase is due to normal annual salary increases.

Occupancy and communication expenses during the third quarter of fiscal year 1997 totaled $15.5 million, a decrease of $1.0 million, or 6%, from the third quarter of the prior year. For the first nine months of fiscal year 1997, occupancy and communication expenses totaled $56.0 million, an increase of $7.2 million, or 15%, from the first nine months of the prior year. The increase is due to $12.1 million in sublease and lease termination losses primarily from the relocation of the corporate office recorded in fiscal year 1997 partially offset by $5.6 million in lower expenses as a result of the sale of the Minneapolis outsourcing center and the formation of Wellspring in March 1996.

Professional and subcontracted services relating to consulting offices were $18.3 million during the third quarter of fiscal year 1997, an increase of $.7 million over the third quarter of the prior fiscal year. For the first nine months of fiscal year 1997, professional and subcontracted services were $56.9 million, an increase of $5.8 million, or 11%, over $51.1 million for the first nine months of fiscal year 1996. The increase is primarily due to costs charged by Wellspring for servicing the retained outsourcing clients.

General and administrative ("G&A") expenses for the third quarter of fiscal year 1997 were $12.5 million, a $2.9 million, or 30%, increase from the third quarter of fiscal year 1996. For the first nine months of fiscal year 1997, G&A expenses were $33.0 million, a $4.5 million, or 16% increase from $28.5 million the prior fiscal year. The increase in expense is primarily attributable to strategic marketing and planning initiatives.

Depreciation and amortization expense of $6.3 million for the third quarter of fiscal year 1997 represents a decrease of $1.4 million over the third quarter of fiscal year 1996. For the first nine months of fiscal year 1997, depreciation decreased $1.7 million, or 9%, over the prior year expense of $19.3 million. The decrease is attributable to the disposal of assets in the prior year and lower levels of capital expenditures in the current fiscal year.

Income (loss) from affiliates for the quarter and nine months ended March 31, 1997 is primarily affected by the results of the Company's Wellspring affiliate.

Income before income taxes and minority interest of $3.7 million for the first nine months of fiscal year 1997 resulted in a tax provision of $2.0 million. This compares to a provision of $7.5 million on $13.2 million of income before income taxes and minority interest for the first nine months of fiscal year 1996. The effective tax rates for the nine months ended March 31, 1997 and March 31, 1996 were 54% and 57%, respectively. The somewhat higher effective tax rate for the nine months ended March 31, 1996 was due to the nondeductibility of certain expenses recorded during that period.

LIQUIDITY AND CAPITAL RESOURCES.

The Company relies primarily on funds from operations and short-term borrowings as its source of liquidity. The Company believes that it has access to ample financial resources to finance its growth as well as support ongoing operations. The Company's cash and cash equivalents at March 31, 1997 totaled $8.1 million, compared to $21.7 million at June 30, 1996. The Company had borrowings outstanding under its line of credit of $5.7 million at March 31, 1997 and no borrowings at June 30, 1996.

CASH FLOWS FROM OPERATING ACTIVITIES for the first nine months of fiscal year 1997 was an inflow of $9.6 million, compared to an inflow of $49.5 million for the first nine months of fiscal year 1996. The decrease is due to accelerated payments, increased advances to affiliates and reduced client collections.

The Company's ratio of current assets to current liabilities was 1.2 at March 31, 1997 and 1.1 at June 30, 1996.

CASH FLOWS FROM INVESTING ACTIVITIES decreased from outflows of $44.2 million for the first nine months of fiscal year 1996 to outflows of $28.5 million for the nine months of fiscal year 1997. The decrease is due to lower levels of capital expenditures and lower spending on software and development costs offset by an increase in cash outflow from investments in affiliates due to increased investment in Wellspring.

Wellspring has experienced unanticipated increases in computer charges from a primary vendor as well as software development and system implementation delays resulting in additional expense and delayed revenue. In addition to the $15.4 million of initial capital contributed by each partner at the formation of Wellspring, the Company and State Street have funded the remaining initially agreed-upon capitalization of $14.6 million each, and have committed an additional $4.0 million each to fund cash requirements for Wellspring through approximately June 30, 1997. The Company anticipates that the Wellspring business will continue to require additional cash resources in fiscal year 1998, although Wellspring's fiscal year 1998 forecasts are still being developed.

Anticipated commitments of funds for the remainder of fiscal year 1997 are approximately $16.0 million, which includes expected purchases of capital assets and investments in affiliates. Included in anticipated commitments is the $4.0 million noted above to be invested in Wellspring. Operating cash flows should, in combination with the line of credit described below, provide for the Company's ongoing cash needs.

The Company has an $80 million revolving credit line which is scheduled to mature on January 5, 2001. Fifty-five million dollars of the credit line is available to the Company as revolving credit for operating needs, subject to certain borrowing limitations. The remaining $25 million is available to secure loans to associates from financial institutions for the purchase of Redeemable Common Stock made available under the Company's stock purchase program. At March 31, 1997, $30.0 million of the credit line is available to the Company as revolving credit for operating needs.

CASH FLOWS FROM FINANCING ACTIVITIES was an inflow of $6.1 million for the first nine months of fiscal year 1997, versus $.1 million in the preceding year. The increase is due primarily to the increased level of borrowing in fiscal year 1997.

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



ITEM 2.  CHANGES IN SECURITIES

On January 7, 1997, 4,049 unregistered shares of the Company's common stock were sold to an outside director, in a transaction not involving a public offering in reliance on Section 4(2) of the Securities Act of 1933. The aggregate offering price was $20,002 (4,049 shares at $4.94 per share).



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None



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


b.   Reports on Form 8-K

         None













------------------

1 Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 (File No. 0-20724), filed on September 27,1996.

2 Incorporated by reference from Registrant's Initial Registration Statement on Form 10 (File No. 0-20724), filed on October 13, 1992.

3 Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 0-20724), filed on May 13, 1996.

4 Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (File No. 0-20724), filed on February 12, 1997.

Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 1997

Watson Wyatt & Company
(Registrant)




/S/ A. W. Smith, Jr.                           /S/ Barbara L. Landes
-------------------------                      -------------------------
Name:   A. W. Smith, Jr.                       Name:   Barbara L. Landes
Title:  President and Chief                    Title:  Vice President and Chief
        Executive Officer                                Financial Officer