Form 10-K
period 1997-06-30
WATSON WYATT & CO
filed 1997-09-29
CIK 892968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     FOR  THE FISCAL YEAR ENDED JUNE 30, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the  transition  period  from  _______ to _______



                        Commission File Number: 0-20724
                             WATSON WYATT & COMPANY
             (Exact name of registrant as specified in its charter)

            Delaware                                       53-0181291
 (State or other jurisdiction of                (I.R.S. Employer Identification
          organization)                                       No.)

                            6707 DEMOCRACY BOULEVARD
                                    SUITE 800
                               BETHESDA, MD 20817
           (Address of Principal executive offices including zip code)
                                 (301) 581-4600
              (Registrant's telephone number, including area code)

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

  COMMON STOCK, $1.00 PAR VALUE               OUTSTANDING AT SEPTEMBER 29, 1997
        (TITLE OF CLASS)                                17,736,687 SHARES

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant is $82,753,943. The aggregate market value was computed by using the formula book value of the stock (calculated in accordance with the bylaws) as of September 29, 1997.
                       Documents Incorporated by Reference

The registrant's definitive proxy statement for its 1997 annual meeting of shareholders (which is to be filed pursuant to General Instruction G of Form 10-K not later than October 28, 1997), is incorporated by reference into Part III of this Form 10-K.

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

Founded in 1946, Watson Wyatt is owned almost entirely by its active employees. The Company is incorporated in Delaware, and its principal executive offices are located at 6707 Democracy Boulevard, Bethesda, MD 20817. Together with its affiliates, it operates globally as Watson Wyatt Worldwide.

GLOBAL OPERATIONS

Watson Wyatt provides services in the United States, Canada, Asia and the South Pacific, Europe, Africa, Latin America and the Caribbean.

Watson Wyatt Worldwide continues to expand geographically with new offices recently opened in Bangkok, Beijing, Delhi, Johannesburg, Mumbai, Sao Paulo, Sri Lanka, and Zurich.

Together Watson Wyatt Worldwide employs approximately 4,500 associates. Of this total, the Company employs approximately 3,240 full-time associates in the following geographic areas:

North America                              2,640
Asia Pacific                                 520
Latin America                                 80
                                          ------
                                           3,240
                                          ======

None  of  the  Company's   associates  are  subject  to  collective   bargaining
agreements. The Company believes relations with associates are good.

For geographic segment information, see Note 12 of Notes to the Consolidated Financial Statements.

PRINCIPAL SERVICES

Watson Wyatt provides a vast array of employee benefit and related services to clients. While the Company groups services into functional categories, management believes its primary strength is the ability to deliver its services without boundaries to meet the requirements of its clients. Services provided by the Company include:

RETIREMENT CONSULTING: Analysis, design and implementation of client defined benefit retirement programs, including actuarial services and required reporting of plan contributions and funding levels, and defined contribution plan design and related services comprised 44%, 46% and 48% of fees in fiscal years 1997, 1996, and 1995, respectively.

COMPENSATION AND COMMUNICATIONS CONSULTING: Compensation plan design, benefits communication, and organization effectiveness comprised 13%, 12% and 11% of fees in fiscal years 1997, 1996 and 1995, respectively.

GROUP, HEALTH CARE AND FLEXIBLE BENEFITS CONSULTING: Analysis, plan design and implementation of client organizations' group health care, flexible benefits programs, and consulting with providers of health care services to help them deliver services on a more efficient and cost-effective basis comprised 8%, 8% and 9% of fees in fiscal years 1997, 1996 and 1995, respectively.

OTHER STRATEGIC CONSULTING SERVICES: Watson Wyatt provides other types of strategic consulting services, which individually represent less than 10% of total fees, and which accounted in the aggregate for 35%, 34% and 32% of fees in fiscal years 1997, 1996 and 1995, respectively. These services include consulting in the areas of risk management, investment consulting, outsourced benefits administration, international benefits consulting, and research and surveys.

Prior  year   percentages   have  been   recalculated   to  conform  to  current
classification.

COMPETITION

The human resource consulting business, including all of the Company's principal services, is highly competitive and has relatively low barriers to entry. There is no substantial difference between the competitive position of the Company's overall business as compared to its individual lines of business. The Company's competitors include other human resource consulting firms, insurance brokers, general management consultants, public accounting firms and, to some extent, mutual funds and other financial institutions, particularly in the defined contribution recordkeeping area. The human resource consulting field includes as many as ten principal competitors who offer services in the United States and, in several cases, internationally. BUSINESS INSURANCE ranks Watson Wyatt as the third largest employee benefit consulting firm in the world.

Although competition is based primarily upon quality of service and availability of key consulting resources, in recent years in some aspects of the business, price has become a more significant competitive factor. Other competitive factors of increasing importance are the quality and effectiveness of available technology and software and the ability to serve multinational clients.

AFFILIATES

On April 1, 1995, the Company (then The Wyatt Company or "Wyatt") transferred its United Kingdom operations to R. Watson & Sons ("Watsons"), an actuarial consulting partnership based in the United Kingdom, and received a beneficial interest in Watsons and a 10% interest in a defined profit pool of Watsons. Wyatt also transferred its Continental European operations to a newly formed holding company owned by Wyatt and Watsons in exchange for 50.1% of its shares. On July 1, 1996, Wyatt and Watsons changed their names to Watson Wyatt & Company and Watson Wyatt Partners, respectively. While both remain separate legal entities, the companies are operating together as Watson Wyatt Worldwide.

On March 31, 1996, the Company transferred the outsourced employee benefits administration operations of Wyatt PREFERRED CHOICE (R) ("WPC"), to a newly formed limited liability company, Wellspring Resources, LLC ("Wellspring"). Wellspring, which is owned 50% by Watson Wyatt and 50% by State Street Bank and Trust Company ("State Street"), provides outsourced benefits and human resources administration. In connection with the formation of Wellspring, the Company retained three pre-existing long term administrative and recordkeeping contracts and contracted with Wellspring to service those clients ("Retained Clients") (see Note 13 of Notes to Consolidated Financial Statements). Wellspring's financial statements are included as Exhibit 25 to this Form 10-K.

ITEM 2.  PROPERTIES.

Watson Wyatt Worldwide operates in approximately 97 offices in cities throughout the world. With minor exceptions, operations are carried out in leased offices under operating leases which normally do not exceed 10 years in length. The Company does not anticipate difficulty in meeting its space needs at lease expiration or if additional space is required earlier. The Company also evaluates office relocation on an ongoing basis to meet changing needs in its markets while minimizing its occupancy expense.

The fixed assets owned by Watson Wyatt represented approximately 11% of total assets at June 30, 1997 and consisted primarily of computer equipment, office furniture and leasehold improvements.


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


PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION; HOLDERS

There is no established public trading market for the Common Stock, nor is any likely to develop, since the transferability of all shares of the Company's Common Stock is restricted. Ownership of the Company's Common Stock is generally limited to directors, full-time and certain part-time associates of the Company, its subsidiaries and affiliates, and corporations, partnerships, associations or other entities designated by the Board of Directors with which the Company has a business affiliation and the employees thereof. In addition, all shareholders of the Company, prior to selling any shares of the Company's Common Stock to a third party, must first offer such shares to the Company. As of September 24, 1997, there were 2,121 registered holders of the Company's Common Stock. Transfers of the Company's Common Stock are made at a Formula Book Value, as defined, and the current Formula Book Value per share is calculated pursuant to the Company's bylaws to be $5.30 per share at June 30,

1997, as further described in the Consolidated Financial Statements. This Formula Book Value reflects an increase of approximately 7.3% from the Formula Book Value of $4.94 per share at June 30, 1996.

DIVIDENDS

The Company's credit facility requires it to observe certain covenants (including requirements as to minimum net worth) that affect the amounts available for the declaration or payment of dividends. Under the most restrictive of these covenants, approximately $11.7 million was available for the declaration or payment of dividends as of June 30, 1997. No dividends have been declared by the Company since fiscal year 1991. The declaration and payment of dividends by the Company is at the discretion of the Company's Board of Directors and depends on numerous factors, including, without limitation, the Company's net earnings, financial condition, availability of capital, debt covenant limitations, and other business needs of the Company and its subsidiaries and affiliates.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

The following table sets forth selected consolidated financial data of the Company as of and for each of the years in the five year period ended June 30, 1997. The selected consolidated financial data as of June 30, 1997 and 1996 and for each of the years in the three year period ended June 30, 1997 are derived from the audited consolidated financial statements of Watson Wyatt included in this Form 10-K. The selected consolidated financial data as of June 30, 1995, 1994, 1993, and for each of the years ended June 30, 1994 and 1993 have been derived from audited consolidated financial statements of Watson Wyatt not included in this Form 10-K.

The transfer of the Company's UK and European operations, as more fully described in Item 1, occurred in the fourth quarter of fiscal 1995. The formation of Wellspring at the end of the third quarter of fiscal 1996 is also described in Item 1. Since the dates of inception, these transactions have been accounted for in accordance with the equity method.

The selected consolidated financial data should be read in conjunction with Watson Wyatt's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 in this Form 10-K. Amounts are in thousands, except per share data.


                                                                              Year ended June 30,
                                                      --------------------------------------------------------------------
Statement of Operations Data:                            1997          1996           1995          1994           1993
                                                         ----          ----           ----          ----           ----

Fees                                                  $  510,998    $  492,513     $  474,521    $  433,441     $  410,121
Loss from affiliates                                      (6,174)       (2,275)          (576)         (547)          (144)
Income before income taxes, minority interest and
    cumulative effect of a change in accounting            1,954        18,688          5,625        12,717          5,644
Cumulative effect of a change in accounting                    -             -           (800)            -              -

Net income                                                   898         9,355            849         5,636            963
Earnings per share                                    $     0.05    $     0.51     $     0.05    $     0.29    $      0.05

Dividends per share                                            -             -              -             -              -
Weighted average shares
    outstanding (in thousands)                            17,438        18,516         19,248        19,160         18,302

                                                                                     June 30,
                                                      --------------------------------------------------------------------
Balance Sheet Data:                                      1997          1996           1995          1994           1993
                                                         ----          ----           ----          ----           ----

Investment in affiliates                              $   52,516    $   41,195     $   18,783    $      383    $       930

Deferred software and development costs                   32,869        35,746         28,979        12,479          9,401

Total assets                                             331,778       320,819        286,622       266,786        242,994
Redeemable Common Stock                                   96,091        90,214         86,275        87,612         82,557

Formula Book Value
    per share (1)                                     $     5.30    $     4.94     $     4.51    $     4.44    $      4.11

Shares outstanding (in thousands)                         18,130        18,262         19,130        19,732         20,087


-----------
(1)As described more fully in Note 10 of Notes to the Consolidated Financial Statements, effective with the fiscal year ended June 30, 1997, the Company modified its bylaws for calculating Formula Book Value per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

The Company generated net income in fiscal year 1997 of $0.9 million compared to net income in fiscal year 1996 of $9.4 million. The primary factor in the reduction of net income, as further explained below, is the sublease loss of $12.1 million resulting from the relocation of offices, which will be more than offset by future rent savings. Revenue growth of $18.5 million outpaced inflation, but the improvement was offset by expense growth during the period. Increases in expenses are attributable to increased compensation costs of $10.7 million for associates, higher costs for professional and subcontracted services of $6.5 million and increased occupancy and communications costs of $8.2 million.

Fee revenue reached $511.0 million in fiscal year 1997, an increase of $18.5 million, or 4%, from $492.5 million in fiscal year 1996. Revenue growth has occurred across all major lines of business and all geographic regions.

For the year, salaries and employee benefit expenses were $252.3 million, an increase of $10.7 million from fiscal year 1996 due primarily to increases in base salaries and associate bonuses.

Occupancy and communications expense increased $8.2 million in 1997. The Company relocated its corporate and some operating offices to lower cost suburban facilities in 1997 recognizing sublease losses of $12.1 million. This charge is offset primarily by savings in other occupancy and office expenses.

Professional and subcontracted services were $82.8 million for fiscal year 1997, an increase of $6.5 million, or 9%, from fiscal year 1996. This net increase is due to the increased payments to Wellspring for outsourcing services provided to the Retained Clients. In fiscal year 1996, payments to Wellspring, representing one fiscal quarter of activity, were $10.8 million whereas the full year cost incurred in fiscal year 1997 was $40.3 million, representing an increase of $29.5 million. This increase was offset by decreased payments to independent software contractors of $13.0 million which are now incurred by Wellspring and a further reduction of $5.0 million for costs incurred in fiscal year 1996 by WPC-Minneapolis which was sold in fiscal year 1996 and other decreases of $5.0 million.

Other costs of providing services decreased $1.3 million in 1997 as the Company controlled general office expenditures.

General and administrative expenses for fiscal year 1997 were $45.7 million, an increase of $7.0 million or 18% from fiscal year 1996 due to increased spending on marketing and strategic planning initiatives.

Depreciation and amortization decreased $0.4 million in fiscal year 1997 to $26.0 million. This decrease is primarily due to the disposal of assets in the prior year and lower levels of capital expenditures in the current fiscal year.

Loss from  affiliates  for the year is primarily  affected by the results of the
Company's affiliate, Wellspring (See Note 3 of Notes to the Consolidated Financial Statements). As previously reported, Wellspring was formed in March 1996 as a successor to the Company's prior outsourced employee benefits administration business, Wyatt PREFERRED CHOICE(R). Wellspring provides benefits administration outsourcing services and renders services to the Retained Clients on behalf of the Company. (See Part 1, Item 1 and Notes 1 ("Deferred Software and Development Costs") and 13 of Notes to the Consolidated Financial Statements).

During fiscal year 1997, Wellspring experienced software development and systems implementation delays. The combination of delayed revenues arising from late systems implementations for clients, as well as unanticipated operating expenses, resulted in a significantly higher investment in the outsourcing business than had been anticipated. During fiscal year 1997, the Company invested $17.0 million in Wellspring and made certain guarantees on behalf of Wellspring as more fully described in Note 14 of Notes to the Consolidated Financial Statements. The $17.0 million invested in fiscal year 1997 brought the Company's total capital contribution to $36.75 million (State Street's cumulative investment being at an equal level) or $6.75 million in excess of the cumulative partner capital to which each of State Street and the Company committed when the Wellspring joint venture was formed.

The Company anticipates that in fiscal year 1998 Wellspring will require cash resources of $15.1 million, and that its share of Wellspring's operating losses will be $5.7 million. As described above, the level of investment required has exceeded expectations due to systems and software delays and higher operating costs, both of which conditions, the Company believes, have also been experienced by Wellspring's competitors in this emerging business. Wellspring has recently achieved operating milestones, including completion of both Retained Client and
Wellspring client implementations and a successful acceptance test on its "NextGen" operating system.

The Company and State Street have indicated their intention to fund Wellspring's cash requirements as needed. Additionally the Company has received inquiries from interested third parties as to potential investments in Wellspring. These discussions are in preliminary stages and the Company cannot, therefore, assess the probable outcome.

The Company anticipates that in fiscal year 1998 the Retained Clients will require $3.5 million of cash resources, substantially improved from the negative cash flow to the Company from these contracts of $21.0 million in fiscal 1997, primarily due to the completion of two major client implementations in the first quarter of fiscal year 1998. The Company anticipates losses totalling $8.3 million for the Retained Client operations in fiscal year 1998 compared with the $17.3 million loss incurred in fiscal year 1997. The Company's remaining investment in the Retained Clients is described in Note 1 ("Deferred Software and Development Costs") of Notes to the Consolidated Financial Statements.

The information concerning Wellspring and the Retained Clients in the preceding three paragraphs includes "forward-looking statements" within the meaning of the Private Securities Legislation Reform Act of 1995. Any such "forward-looking statements" are not guarantees of future performance. The Company's ability to realize such "forward-looking statements" is subject to risks and uncertainties which could cause actual results to differ materially from those described in such "forward-looking statements." Such risks and uncertainties include Wellspring's ability to put NextGen into operation, to meet scheduled client implementations, to control development costs, and to control operating costs for both the Wellspring clients and the Retained Clients.

Income before income taxes, minority interest and the cumulative effect of a change in accounting was $2.0 million in fiscal year 1997. The provision for income taxes of $.9 million reflects a 45% effective tax rate compared to an effective tax rate of 49% in fiscal year 1996. The decrease in the effective tax rate is due to increased tax credits in 1997.

YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

The Company generated net income in fiscal year 1996 of $9.4 million compared to net income in fiscal year 1995 of $0.8 million. The improvement is due largely to increases in associate utilization and new client growth. The rate of increased revenues has outpaced both inflation and expense growth during the period. Fiscal year 1996 results also include a postretirement curtailment gain of $1.7 million, net of tax, arising primarily from participants who joined new plans of the Company's affiliate. Fiscal year 1995 results include an after tax charge of $0.8 million related to the cumulative effect of a change in accounting for postemployment benefits.

Fee revenue reached $492.5 million in fiscal year 1996, an increase of $18.0 million, or 4%, from $474.5 million in fiscal year 1995. Revenue growth has occurred across most lines of business, including the outsourced benefits administration business and the Company's Asia/Pacific operations. Average billable hours per associate increased as compared with the last year. Fiscal year 1995 results include fee revenues of $30.0 million related to the European operations prior to their transfer to the Watsons affiliate and the newly formed holding company, Watson Wyatt Holdings (Europe) Limited (WWHE) on April 1, 1995. Excluding the effect of this transfer, fee revenue increased $48.0 million or 11% from 1995 to 1996.

For fiscal year 1996, salaries and employee benefit expenses were $241.6 million, a decrease of $7.1 million from fiscal year 1995. The decrease is due to the transfer of the European operations in the fourth quarter of fiscal year 1995, $17.0 million, and the sale of the Minneapolis outsourcing center and the formation of Wellspring in the third quarter of fiscal year 1996, $10.0 million, offset by normal salary increases and higher associate bonuses.

Occupancy and communication expenses for fiscal year 1996 were $64.0 million, a decrease of $9.5 million, or 13% from the prior year. The decrease is due primarily to the transfer of the Company's European operations to WWHE.

Professional and subcontracted services were $76.2 million for fiscal year 1996, an increase of $19.6 million, or 35%, from fiscal year 1995. The increase is primarily due to software subcontractor costs related to outsourcing benefits administration at WPC.

For fiscal year 1996, other costs of providing services, including travel expense, decreased $1.4 million, or 5%, from fiscal year 1995 to $25.2 million due in part to nonrecurring expenses in 1995 relating to the affiliation with Watsons.

General and administrative expenses for fiscal year 1996 were $38.7 million, down $2.7 million or 6% from fiscal year 1995. The expenses for fiscal year 1995 were higher due to certain nonrecurring expenses incurred in completing the affiliation with Watsons. Also, earlier in fiscal year 1996, the Company reduced general and administrative staff and related costs, which is reflected in the decrease between years.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily on funds from operations and short-term borrowings as its sources of liquidity. The Company believes that it has access to ample financial resources to finance its growth, meet its commitments to affiliates as well as support ongoing operations. The Company's cash and cash equivalents at June 30, 1997 totaled $26.3 million, compared to $21.7 million at June 30, 1996. The Company did not have any outstanding borrowings at June 30, 1997 or 1996.

CASH FROM OPERATIONS. The Company's annual pattern of cash flow is generally stable and typically does not fluctuate widely between operating cycles. Operating cash flow for the Company, however, totaled $49.0 million in 1997, compared to $73.0 million in the preceding year with the decrease due primarily to lower net income of $8.5 million and tax payments of $11.9 million. The Company continued its focus on billing and collection practices in fiscal year 1997 to strengthen the role of working capital management in its profit goals.

The Company's foreign operations do not materially impact its liquidity or capital resources. At June 30, 1997, $6.1 million of the total cash balance of $26.3 million was held outside of North America, all of which the Company has the ability to readily access, if necessary. There are no significant repatriation restrictions or adverse economic consequences associated with repatriation. The foreign operations are substantially self-sufficient, and the Company does not anticipate any material future funding requirements for these operations. Likewise, the Company does not anticipate the need to access such cash under its line of credit.

There was no reduction in available foreign operating losses as a result of the transfer of the European operating subsidiaries to WWHE in 1995, and such losses remain available to the Company. For financial statement purposes, the Company has not recognized any income tax benefits for these net operating loss carryforwards due to the uncertainty associated with their eventual realization.

Due to the nature of the Company's operations (billing and collecting for services within each country in that country's local currency), the Company has little foreign currency transaction risk. Therefore, the Company has not implemented a formal hedging policy or program. Any foreign currency risk would
be primarily  associated  with  the  Company's   investments  in  its  non-U.S.
subsidiaries. The Company has evaluated the cost of hedging this balance sheet exposure, and concluded that the cost exceeds the benefit relative to the associated level of exposure.

The Company's ratio of current assets to current liabilities increased slightly between fiscal years 1997 and 1996 at 1.2 and 1.1, respectively.

CASH FROM INVESTING ACTIVITIES. Investing activity cash outflow was $42.3 million in 1997, versus $58.2 million in 1996. The decrease is primarily due to decreased fixed asset purchases net of lower proceeds from sales of fixed assets and lower investments in software development and affiliates.

Anticipated commitments of funds for fiscal year 1998 are estimated at $39.0 million, which includes expected purchases of fixed assets, 50% of the capital requirements of Wellspring, and 50.1% of the capital requirements of WWHE. The company expects operating cashflows to provide for the Company's cash needs.

The Company has an $80.0 million revolving credit line with a group of banks. The line is currently scheduled to mature in January 2001. Fifty-five million dollars of the credit line is available to the Company as revolving credit for operating needs, subject to certain borrowing limitations. The remaining $25.0 million is available to secure loans to associates from financial institutions for the purchase of Redeemable Common Stock made available under the Company's stock purchase program. At June 30, 1997, $40.6 million of the credit line is available to the Company as revolving credit for operations.

CASH FROM FINANCING ACTIVITIES. Financing activity cash outflow was $1.2 million in 1997, versus $4.0 million in 1996, due to the net of sales and repurchases of the Company's Redeemable Common Stock.

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


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
                                                                           Page
a)  Financial Information                                                  ----

(1) Consolidated Financial Statements of Watson Wyatt & Company

    Report of Independent Accountants                                      F-1

    Financial Statements:

      Consolidated Statements of Operations for
      the three years ended June 30, 1997                                  F-2

      Consolidated Balance Sheets at June 30, 1997 and 1996                F-3

      Consolidated Statements of Cash Flows for the three
      years ended June 30, 1997                                            F-4

      Consolidated Statements of Changes in Permanent
      Shareholders' Equity for the three years ended June 30, 1997         F-5

      Notes to Consolidated Financial Statements                   F-6 to F-25

(2) Consolidated Financial Statement Schedule for the three years ended June 30, 1997

    Report of Independent Accountants on Financial Statement Schedule     F-26

    Valuation and Qualifying Accounts and Reserves (Schedule II)          F-27

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    Financial statements of 50% or less owned entities and unconsolidated subsidiaries have been omitted, with the exception of Wellspring Resources,
    LLC  which  is  filed  with  this  Form  10-K,   because  the  registrant's
    proportionate share of the income from continuing operations before income taxes from such companies is less than 20% of the respective consolidated amount. Total assets of each such company is less than 20% of the respective consolidated amounts, and the investment in and advances to each company is less than 20% of consolidated total assets.

(3) Unaudited Supplementary Data
      Not required.

b)  Reports on Form 8-K
      None.

c)  Exhibits

3.1     Restated Certificate of Incorporation of Watson Wyatt & Company(4)
3.2     Restated Bylaws (as amended through August 1997)(5)
4       Form of Certificate Representing Common Stock(1)
10.1    Third Amended and Restated Credit and Security Agreement, dated
        January 5, 1996(3)
10.2 First Amendment to The Third Amended and Restated Credit and Security Agreement, dated June 14, 1996(4)
----------
(1) Incorporated by reference from Registrant's Initial Statement on Form 10 (File No. 0-20724), filed on October 13, 1992

(2) Incorporated by reference from Registrant's Amended Registration Statement on Form 10A (File No. 0-20724), filed on December 30, 1994.

(3) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996(File No. 0-20724), filed on May 13, 1996.

(4) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (file no. 0-20724), filed on September 16, 1996

(5)     Filed herewith

10.3 Second Amendment to The Third Amended and Restated Credit and Security Agreement, dated as of April 30, 1997(5)
21      Subsidiaries of Watson Wyatt & Company(5)
23      Consent of the Company's Independent Accountants(5)
24      Consent of Wellspring's Independent Accountants(5)
99      Wellspring Resources, LLC Financial Statements(5)
----------
(5)     Filed herewith

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WATSON WYATT & COMPANY
                                   (Registrant)


Date:September 29,  1997       By: /S/ A.W. Smith, Jr.
                                   ----------------------------
                                   A.W. Smith, Jr.
                                   President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                          TITLE                              DATE
---------                          -----                              ----
/S/ A.W. Smith, Jr.
------------------------------     President, Chief Executive         9/29/97
A.W. Smith, Jr.                    Officer and Director

/S/ Paul R. Daoust
------------------------------     Executive Vice President, Chief    9/29/97
Paul R. Daoust                     Operating Officer and Director

/S/ Barbara L. Landes
------------------------------     Vice President and Chief           9/29/97
Barbara L. Landes                  Financial Officer

/S/ Carl D. Mautz
------------------------------     Controller                         9/29/97
Carl D. Mautz

/S/ Walter W. Bardenwerper
------------------------------     Director                           9/29/97
Walter W. Bardenwerper

/S/ Charles A. Clemens
------------------------------     Director                           9/29/97
Charles A. Clemens

SIGNATURE                          TITLE                              DATE
---------                          -----                              ----

------------------------------     Director                           9/29/97
John J.  Gabarro

/S/ John J. Haley
------------------------------     Director                           9/29/97
John J. Haley


------------------------------     Director                           9/29/97
Gary T. Hallenbeck

/S/ Ira T. Kay
------------------------------     Director                           9/29/97
Ira T. Kay

/S/ Brian E. Kennedy
------------------------------     Director                           9/29/97
Brian E. Kennedy

/S/ Robert D. Masding
------------------------------     Director                           9/29/97
Robert D. Masding


------------------------------     Director                           9/29/97
R. Michael McCullough

/S/ John A. Steinbrunner
------------------------------     Director                           9/29/97
John A. Steinbrunner


------------------------------     Director                           9/29/97
A. Grahame Stott

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Shareholders of Watson Wyatt & Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in permanent shareholders' equity present fairly, in all material respects, the financial position of Watson Wyatt & Company and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/S/ PRICE WATERHOUSE LLP
------------------------
PRICE WATERHOUSE LLP

Washington, D.C.
July 23, 1997


                                                   WATSON WYATT & COMPANY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                 Year Ended June 30,
                                                                  --------------------------------------------------
                                                                      1997               1996                1995
                                                                  ------------       ------------        -----------

Fees                                                             $     510,998      $     492,513       $    474,521

Costs of providing services:
     Salaries and employee benefits                                    252,302            241,648            248,708
     Occupancy and communications                                       72,155             63,955             73,449
     Professional and subcontracted services                            82,782             76,243             56,594
     Other                                                              23,898             25,211             26,650
                                                                  ------------       ------------        -----------
                                                                       431,137            407,057            405,401

General and administrative expenses                                     45,696             38,656             41,313
Depreciation and amortization                                           25,993             26,348             21,442
                                                                  ------------       ------------        -----------
                                                                       502,826            472,061            468,156

Income from operations                                                   8,172             20,452              6,365

Other:
     Interest income                                                     1,462              1,441              1,343
     Interest expense                                                   (1,506)              (930)            (1,507)
Loss from affiliates                                                    (6,174)            (2,275)              (576)
                                                                  ------------       ------------        -----------

Income before income taxes, minority interest and
     cumulative effect of a change in accounting                         1,954             18,688              5,625

Provision for (benefit from) income taxes:
     Current                                                             4,149             15,781              2,492
     Deferred                                                           (3,260)            (6,578)             1,357
                                                                  ------------       ------------        -----------
                                                                           889              9,203              3,849
                                                                  ------------       ------------        -----------

Income before minority interest and cumulative
     effect of a change in accounting                                    1,065              9,485              1,776

Minority interest in net income of consolidated subsidiaries              (167)              (130)              (127)
                                                                  ------------       ------------        -----------
                                                                           898              9,355              1,649
Cumulative effect of a change in accounting for
     postemployment benefits, net of tax benefit of $1,000                   -                  -               (800)
                                                                  ------------       ------------        -----------

Net income                                                       $         898      $       9,355       $        849
                                                                  ============       ============        ===========


Earnings per share                                               $        0.05      $        0.51       $       0.09
Cumulative effect of a change in accounting                               0.00               0.00              (0.04)
                                                                  ------------       ------------        -----------
Net income per share                                             $        0.05      $        0.51       $       0.05
                                                                  ============       ============        ===========


               See notes to the consolidated financial statements.
                                       F-2


                                                WATSON WYATT & COMPANY
                                             CONSOLIDATED BALANCE SHEETS
                                             (THOUSANDS OF U.S. DOLLARS)

                                                                                       June 30,             June 30,
                                                                                         1997                 1996
                                                                                    ------------         -------------
                                                        Assets

Cash and cash equivalents                                                          $      26,257        $       21,694
Receivables from clients:
     Billed, net of allowances of $2,525 and $5,161                                       67,393                71,431
     Unbilled                                                                             56,368                53,122
                                                                                    ------------         -------------
                                                                                         123,761               124,553

Other current assets                                                                       7,287                 6,936
                                                                                    ------------         -------------
     Total current assets                                                                157,305               153,183

Investment in affiliates                                                                  52,516                41,195
Fixed assets                                                                              37,045                36,466
Deferred income taxes                                                                     39,025                41,983
Deferred software and development costs                                                   32,869                35,746
Other intangible assets                                                                    2,661                 3,820
Other assets                                                                              10,357                 8,426
                                                                                    ------------         -------------

                                                                                  $      331,778        $      320,819
                                                                                    ============         =============

                                 Liabilities, Redeemable Common Stock, and Permanent Shareholders' Equity

Accounts payable and accrued liabilities                                          $      103,823        $       88,203
Income taxes payable                                                                       3,563                11,362
Deferred income taxes                                                                     28,612                34,830
                                                                                    ------------         -------------
     Total current liabilities                                                           135,998               134,395

Accrued retirement benefits                                                               86,697                81,141
Deferred rent and accrued lease losses                                                    14,938                 9,904
Other noncurrent liabilities                                                               9,908                10,635

Minority interest in subsidiaries                                                            351                   362

Redeemable Common Stock - $1 par value:
     25,000,000 shares authorized;
     18,130,429 and 18,261,963 issued
     and outstanding; at redemption value                                                 96,091                90,214

Permanent shareholders' equity:
Adjustment for redemption value greater than amounts paid in by shareholders             (37,674)              (37,549)
Retained earnings                                                                         24,633                30,677
Cumulative translation gain                                                                  836                 1,040

Commitments and contingencies (Note 14)
                                                                                    ------------         -------------

                                                                                  $      331,778        $      320,819
                                                                                    ============         =============





               See notes to the consolidated financial statements.
                                       F-3

                                                   WATSON WYATT & COMPANY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (THOUSANDS OF U.S. DOLLARS)


                                                                                          Year ended June 30,
                                                                           ---------------------------------------------------
                                                                                1997               1996                1995
                                                                           ------------       -------------       ------------

Cash flows from operating activities:
     Net income                                                            $        898       $       9,355       $        849
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Provision for doubtful receivables from clients                          6,853              11,667              5,982
         Depreciation                                                            13,816              14,805             15,479
         Amortization of deferred software and development costs
             and other intangible assets                                         12,176              11,543              5,963
         Change in deferred income taxes                                         (3,260)             (6,578)               303
         Loss from affiliates                                                     6,174               2,275                576
         Minority interest in net income of consolidated subsidiaries               167                 130                127
         (Increase) decrease in assets:
             Receivables from clients                                            (6,061)              1,143            (17,619)
             Income taxes receivable                                               -                  2,055             (2,055)
             Other current assets                                                  (351)                 30               (778)
             Other assets                                                        (1,930)             (1,904)            (2,015)
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                            17,846              12,785             12,539
             Income taxes payable                                                (7,799)             10,926             (2,190)
             Accrued retirement benefits                                          5,556               7,104              8,975
             Deferred rent and deferred lease losses                              5,034              (3,004)               399
             Other noncurrent liabilities                                          (727)                605              7,364
         Other                                                                      656                  99               (433)
                                                                             ----------        ------------        -----------
         Net cash provided by operating activities                               49,048              73,036             33,466
                                                                             ----------        ------------        -----------

Cash flows from investing activities:
     Sale of short-term investments                                                 -                   -                2,530
     Purchases of fixed assets                                                  (15,548)            (21,672)           (18,780)
     Proceeds from sales of fixed assets and investments                            446               8,160                533
     Acquisitions                                                                (1,169)             (2,445)              (604)
     Investment in software and development costs                                (7,597)            (17,568)           (21,645)
     Investment in affiliates                                                   (18,404)            (24,687)            (7,879)
                                                                             ----------        ------------        -----------
         Net cash used in investing activities                                  (42,272)            (58,212)           (45,845)
                                                                             ----------        ------------        -----------

Cash flows from financing activities:
     Issuances of Redeemable Common Stock                                        15,414              10,274              7,188
     Repurchases of Redeemable Common Stock                                     (16,604)            (14,270)           (10,144)
                                                                             ----------        ------------        -----------
         Net cash used in financing activities                                   (1,190)             (3,996)            (2,956)
                                                                             ----------        ------------        -----------

Effect of exchange rate changes on cash                                          (1,023)               (994)               936
                                                                             ----------        ------------        -----------

Increase (decrease) in cash and cash equivalents                                  4,563               9,834            (14,399)

Cash and cash equivalents at beginning of period                                 21,694              11,860             26,259
                                                                             ----------        ------------        -----------

Cash and cash equivalents at end of period                                  $    26,257       $      21,694       $     11,860
                                                                             ==========        ============        ===========



               See notes to the consolidated financial statements.
                                       F-4


                             WATSON WYATT & COMPANY
      CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT SHAREHOLDERS' EQUITY
                           (THOUSANDS OF U.S. DOLLARS)

                                                                                                         Excess of Redemption
                                                                                      Cumulative          Value Over Amounts
                                                                Retained              Translation             Paid in by
                                                                Earnings                 Gain                Shareholders
                                                              -------------        ----------------        ---------------

Balance at June 30, 1994                                     $       30,344       $             694       $        (37,866)

Net income                                                              849                      -                      -
Effect of repurchases of 2,221,419 shares of
     common stock (various prices per share)                         (4,306)                     -                   4,306
Foreign currency translation adjustment                                  -                    1,036                     -
Adjustment of redemption value for change
     in formula book value per share                                     -                       -                  (1,619)
                                                              -------------        ----------------        ---------------

Balance at June 30, 1995                                     $       26,887       $           1,730       $        (35,179)

Net income                                                            9,355                      -                      -
Effect of repurchases of 3,146,899 shares of
     common stock (various prices per share)                         (5,565)                     -                   5,565
Foreign currency translation adjustment                                  -                     (690)                    -
Adjustment of redemption value for change
     in formula book value per share                                     -                       -                  (7,935)
                                                              -------------        ----------------        ---------------

Balance at June 30, 1996                                     $       30,677       $           1,040       $        (37,549)

Net income                                                              898                      -                      -
Effect of repurchases of 3,258,203 shares of
     common stock (various prices per share)                         (6,942)                     -                   6,942
Foreign currency translation adjustment                                  -                     (204)                    -
Adjustment of redemption value for change
     in formula book value per share                                     -                       -                  (7,067)
                                                              -------------        ----------------        ---------------

Balance at June 30, 1997                                     $       24,633       $             836       $        (37,674)
                                                              =============        ================        ===============














               See notes to the consolidated financial statements.
                                       F-5

                             WATSON WYATT & COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
   (Tabular Amounts in Thousands of Dollars Except Share and Percentage Data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS - Watson Wyatt & Company ("Watson Wyatt" or the "Company"), together with its subsidiaries, is a diversified international company engaged in the business of providing professional services on a fee basis, primarily in the employee benefit and compensation field, but also in other areas of specialization such as risk management, insurance company consulting and asset services. Substantially all of the Company's stock is held by or for the benefit of employees. On July 1, 1996, The Wyatt Company changed its name to Watson Wyatt & Company.

On March 31, 1996, the Company transferred its employee outsourced benefits administration operations including certain deferred systems development costs, to a newly formed limited liability company, Wellspring Resources, LLC ("Wellspring"). Wellspring, which is owned 50% by the Company and 50% by State Street Bank and Trust Company ("State Street"), provides benefits and human resources administration outsourcing services. The transfer included $15,407,000 of deferred software development costs substantially incurred in anticipation of this transaction, transaction costs of $2,834,000 and the sale of $3,800,000 of fixed assets. In conjunction with the Wellspring transfer, the Company also sold its rights to contracts and fixed assets for its Minneapolis benefit outsourcing center directly to State Street for $3,500,000. No gain or loss was recorded on either transaction, (See also Notes 3, 13 and 14).

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

CASH AND CASH EQUIVALENTS - The Company considers short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company had an overnight repurchase agreement with a financial institution of $17,200,000 at June 30, 1997 and $15,500,000 at June 30, 1996.

RECEIVABLES  FROM CLIENTS - Billed  receivables  from  clients are  presented at
their  billed  amount  less  an  allowance  for  doubtful   accounts.   Unbilled
receivables are stated at their estimated net realizable value.

REVENUE RECOGNITION - For consulting services, fees from clients are recorded as services are performed and are presented net of write-offs and uncollectible amounts. Under certain long-term contracts for administrative and recordkeeping services, implementation fees are deferred until services become operational and are then recognized ratably over the remaining life of the initial contract. Total current and non-current deferred implementation fees were $9,043,000 and $7,259,000 at June 30, 1997 and 1996, respectively. Fees for administrative and recordkeeping operations are recognized as earned by the Company.

DEFERRED SOFTWARE AND DEVELOPMENT COSTS - Labor and other direct costs incurred to develop software and systems are deferred on the Company's balance sheets. Deferred software costs include costs primarily associated with products used in providing services to clients. Deferred system development costs include certain pre-operational costs, primarily systems development and enhancement costs, which are specifically identifiable and associated with long-term contracts for outsourcing and recordkeeping services. Deferred software costs are amortized over the useful lives of the products ranging usually from three to five years. Deferred systems development costs are amortized ratably over the estimated remaining life of the respective contract (excluding renewals) upon the commencement of services under the contract. Accumulated amortization was $21,325,000 and $18,871,000 at June 30, 1997 and June 30, 1996, respectively.

The Company assesses impairment quarterly on individual contracts by comparing probable undiscounted future cash flows with the net book value of the deferred costs. Losses so identified are then measured as the difference between net book value of the deferred costs and the discounted present value of the cash flows and are recorded when identified. Permanent impairment of $3.7 million on two of three contracts for administrative and recordkeeping services was recognized during fiscal year 1997 and is included in Professional and subcontracted services, (See also Note 13). This impairment resulted from changes in estimated future cash flows primarily related to third party vendor costs.

OTHER INTANGIBLE ASSETS - Other intangible assets consist primarily of goodwill related to the excess cost over net assets of purchased companies. Goodwill is generally amortized on a straight-line basis over ten to fifteen years. The Company regularly assesses the recoverability of unamortized goodwill and other long-lived assets by comparing the probable undiscounted future cash flows with the net book value of the underlying assets. Accumulated amortization of other intangible assets was $12,201,000 and $11,931,000 at June 30, 1997 and June 30, 1996, respectively.

EMPLOYEE RECEIVABLES - The Company had outstanding employee receivables included in other current and noncurrent assets of $3,505,000 and $4,474,000 at June 30, 1997 and June 30, 1996, respectively, related primarily to employee relocations.

FOREIGN CURRENCY TRANSLATION - Gains and losses on foreign currency transactions are recognized currently in the consolidated statements of operations. Assets and liabilities of the Company's subsidiaries outside the United States are translated into the reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date. Revenue and expenses of the Company's subsidiaries outside the United States are translated into U.S. dollars at the average exchange rates during the year. Gains and losses on translation of the Company's equity interests in its subsidiaries outside the United States are not included in the consolidated statements of operations but are reported separately and accumulated as the cumulative translation gain or loss within permanent shareholders' equity in the consolidated balance sheets.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of the Company's cash and cash equivalents, short-term investments, receivables from clients and accounts payable and accrued liabilities approximates fair value because of the short maturity and ready liquidity of those instruments. The Company's policy is to estimate the fair value of its notes payable, if any, by discounting required future cash flows under such notes using interest rates at which similar types of borrowing arrangements could be currently obtained by the Company. At June 30, 1997 and June 30, 1996, the Company had no amounts outstanding under its note payable. The Company knows of no event of default which would require it to satisfy the guarantees described in Notes 9 and 14, and therefore, the fair value of these contingent liabilities is considered immaterial.

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

EARNINGS PER SHARE - The computation of earnings per share is based upon the weighted average number of shares of Redeemable Common Stock outstanding. The number of shares (in thousands) used in the computation is 17,438 in fiscal year 1997, 18,516 in fiscal year 1996, and 19,248 in fiscal year 1995.


NOTE 2 - CASH FLOW INFORMATION

Net cash provided by operating activities in the consolidated statements of cash flows includes cash payments for:

                                                 Year Ended June 30,
                                   ------------------------------------------
                                       1997           1996              1995
                                       ----           ----              ----
Interest expense and bank fees     $     1,506    $       930       $     1,507
Income taxes paid                  $    11,947    $     2,800       $     6,955

NOTE 3 - INVESTMENTS IN AFFILIATES

Entities accounted for under the equity method are:

                                                              June 30,
                                         Ownership  ---------------------------
                                         Interest      1997             1996
                                         --------      ----             ----

Watson Wyatt Holdings (Europe) Limited     50.1%    $      7,614    $     7,585
Watson Wyatt Partners                      10.0%          12,582         10,366
Wellspring Resources, LLC                  50.0%          31,894         22,833
Professional Consultants Insurance
     Company, Inc.                         22.5%             426            411
                                                    ------------    -----------
     Total investment in affiliates                 $     52,516    $    41,195
                                                    ============    ===========




On April 1, 1995, the Company transferred its United Kingdom (U.K.) operations to Watson Wyatt Partners, formerly R. Watson & Sons ("Watsons"), an actuarial partnership based in the U.K., and received a beneficial interest in Watsons and a 10% interest in a defined profit pool of Watsons. The Company also transferred its Continental European operations to a newly formed holding company, Watson
Wyatt Holdings (Europe) Limited (WWHE), jointly owned and controlled by the Company and Watsons, in exchange for 50.1% of its shares. The Company's historical basis in the assets and liabilities carried over.

The Company accounts for its interest in Watsons using the equity method of accounting because it is an investment in a general partnership. The Company accounts for its interest in WWHE and Wellspring using the equity method of accounting because it exercises significant influence, but does not control, the operations of the entities.

At June 30, 1997, the Company's investment in WWHE, Watsons and Wellspring exceeded the Company's share of the underlying net assets by $6,772,000 due primarily to the capitalization of external transaction costs incurred by the Company. This basis differential is being amortized over periods of 10 to 15 years (See also Notes 13 and 14).

The Company's pre-tax loss from affiliates includes the following:

                                               Year ended June 30,
                                     -----------------------------------------
                                        1997          1996           1995
                                        ----          ----           ----

Wellspring                           $    (6,087)  $    (1,408)  $          -
All others                                   827          (231)          (510)
                                     ------------  ------------  -------------
Equity investment losses                  (5,260)       (1,639)          (510)

Amortization of basis differential          (914)         (636)           (66)
                                     ------------  ------------  -------------
Loss from affiliates                 $    (6,174)  $    (2,275)  $       (576)
                                     ============  ============  =============

Combined summarized balance sheet information at June 30 for the Company's affiliates follows:

                                       1997                      1996
                                       ----                      ----
                                           50% or                      50% or
                           Unconsolidated Less Owned Unconsolidated  Less Owned
                            Subsidiaries   Entities   Subsidiaries    Entities
                            ------------   --------   ------------    --------
Current assets                 $  12,487  $ 130,948    $  15,713     $ 101,434
Noncurrent assets                  1,972     61,157        2,058        33,560
                               ---------  ---------    ---------     ---------
     Total assets              $  14,459  $ 192,105    $  17,771     $ 134,994
                               =========  =========    =========     =========

Current liabilities            $   7,820  $  47,983    $  15,340     $  33,688
Noncurrent liabilities            13,561     21,990       11,715        13,476
Shareholders' equity              (6,922)   122,132       (9,284)       87,830
                               ---------  ---------    ---------     ---------
     Total liabilities &
     shareholders' equity      $  14,459  $ 192,105    $  17,771     $ 134,994
                               =========  =========    =========     =========



The Company's operating results include its proportionate share of income from equity investments from the dates of investment. Combined summarized operating results for the years ended June 30, reported by the affiliates follow:



                                              1997                             1996                             1995
                                              ----                             ----                             ----
                                 Unconsolidated    50% or less    Unconsolidated    50% or less    Unconsolidated    50% or less
                                  Subsidiaries   Owned Entities    Subsidiaries   Owned Entities    Subsidiaries    Owned Entities
                                  ------------   --------------    ------------   --------------    ------------    --------------

Revenue                               $   29,410    $  182,529     $   20,082      $  127,531       $   19,208       $   90,129
Operating expenses                        31,443       152,203         23,493         100,073           20,730           66,820
                                      ----------    ----------     ----------      ----------       ----------       ----------
Income(loss) before tax               $   (2,033)   $   30,326     $   (3,411)     $   27,458       $   (1,522)      $   23,309
                                      ==========    ==========     ==========      ==========       ==========       ==========

Net income (loss)                     $   (2,220)   $   29,996     $   (3,249)     $   27,761       $   (1,562)      $   23,503
                                      ==========    ==========     ==========      ==========       ==========       ==========


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

The components of fixed assets are:

                                                   June 30,
                                          --------------------------
                                              1997            1996
                                              ----            ----
Furniture, fixtures and equipment         $  105,704      $  110,117
Leasehold improvements                        23,688          22,098
                                          ----------      ----------
                                             129,392         132,215
Less: accumulated depreciation
      and amortization                       (92,347)        (95,749)
                                          ----------      ----------

      Net fixed assets                    $   37,045      $   36,466
                                          ==========      ==========


NOTE 5 - PENSION AND PROFIT SHARING PLANS

The noncurrent portions of accrued costs related to the Company's principal retirement plans are:

                                                             June 30,
                                                   --------------------------
                                                       1997              1996
                                                       ----              ----
Reserves for defined benefit retirement plans      $   42,212      $   38,916
Reserves for Canadian Separation Allowance Plan         6,229           5,966
Reserves for postretirement benefits other
     than pensions                                     38,256          36,259
                                                   ----------      ----------
     Accrued retirement benefits                   $   86,697      $   81,141
                                                   ==========      ==========


DEFINED BENEFIT PLANS

The Company sponsors both qualified and non-qualified non-contributory defined benefit pension plans covering substantially all of its associates. Under the Company's principal plans (U.S., Canada, and Hong Kong), benefits are based on the number of years of service and the associates' compensation during the three highest paid consecutive years of service. Consolidated pension plan expense for the Company's principal defined benefit plans for fiscal years 1997, 1996 and 1995 amounted to $6,595,000, $10,952,000 and $10,027,000 respectively.

Contributions are limited to amounts that are currently deductible for tax purposes, and the excess of expense over such contributions and direct payments under non-qualified plan provisions is accrued. At June 30, 1997 and 1996, the Company's non-qualified plans had accumulated benefits in excess of related plan assets.

As of January 1, 1997, changes were made to the U.S. pension program. The pension plan definition of compensation was revised to include overtime and annual bonuses. The pension benefit formula was changed to integrate with Social Security benefits on a step-rate basis. The total years of service included in the benefit calculation were reduced from 28-1/3 years to 25 years.

The following table sets forth the principal plans' funded status as reflected in the consolidated balance sheets:


                                                      June 30, 1997                        June 30, 1996
                                            -------------------------------        -------------------------------
                                            Assets Exceed      Accumulated         Assets Exceed     Accumulated
                                             Accumulated        Benefits            Accumulated       Benefits
                                               Benefits       Exceed Assets           Benefits      Exceed Assets
                                               --------       -------------           --------      -------------

Actuarial present value of benefit
  obligations:
Vested benefit obligation                    $  162,769        $   32,689          $  150,510        $   15,499
                                             ==========        ==========          ==========        ==========
Accumulated benefit obligation               $  184,582        $   36,239          $  170,959        $   17,786
                                             ==========        ==========          ==========        ==========

Projected benefit obligation for
  service rendered to date                      225,987            69,258             220,052            43,670
Plan assets at fair value, primarily
 marketable equity securities                   322,485                 -             271,000                 -
                                             ----------        ----------          ----------        ----------
Projected benefit obligation (less than)
  in excess of plan assets                      (96,498)           69,258             (50,948)           43,670
Remaining unrecognized transition
  obligation                                       (576)             (598)               (708)             (661)
Unrecognized prior service cost (benefit)        15,385           (27,676)              4,086           (11,274)
Unrecognized net gain subsequent
  to transition                                  78,635               885              49,346             5,117
                                             ----------        ----------           ---------        ----------
Accrued pension obligation (benefit)         $   (3,054)       $   41,869           $   1,776        $   36,852
                                             ==========        ==========           =========        ==========



Net periodic pension cost for the principal plans included the following components:

                                                   Year ended June 30,
                                           -----------------------------------
                                              1997         1996        1995
                                              ----         ----        ----
Service cost - benefits earned during
    the period                             $   16,962   $   16,601  $   14,134
Interest cost on projected benefit
    obligation                                 19,651       18,425      15,951
Amortization of unrecognized net obligation
    and other deferred amounts                 26,860       24,798      17,738
Actual return on plan assets                  (56,877)     (48,872)    (37,796)
                                           ----------   ----------   ---------
Net periodic pension cost                  $    6,596   $   10,952   $  10,027
                                           ==========   ==========   =========



During fiscal year 1996, the Company sold its Minneapolis benefit outsourcing center and transferred the employee benefits administrative outsourcing operations of WPC to a newly formed limited liability company. In connection with this transaction, the Company recognized a curtailment gain of approximately $2,919,000, which is included in the accompanying statement of operations for fiscal year 1996, but is excluded from the previous table detailing net periodic pension cost.

During fiscal year 1995, the Company suspended its U.K. pension plan as a result of the transaction with Watsons. The suspension of the U.K. pension plan resulted in a curtailment loss of approximately $2,600,000, which is included in the accompanying statement of operations for fiscal year 1995, but is excluded from the previous table detailing net periodic pension cost.

During fiscal year 1995, the Company had certain key executive retirements. These retirements resulted in a net loss of approximately $346,000 in fiscal year 1995 associated with settlements of the U.S. pension plan.

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal defined benefit pension plans, include:

                                                          June 30,
                                              ----------------------------------
                                              1997          1996           1995
                                              ----          ----           ----
Discount rate, projected benefit obligation    7.5%          7.5%           7.5%
Discount rate, net periodic pension cost       7.5%          7.5%           8.0%
Rate of increase in compensation levels        5.8%          5.8%           5.8%
Expected long-term rate of return on assets   10.0%          9.5%           9.5%



Based upon an analysis of recent experience, anticipated future experience, and market and economic factors, the Company changed certain actuarial assumptions used in its pension valuations for fiscal years 1997, 1996, and 1995. Changes in actuarial assumptions from fiscal year 1996 to fiscal year 1997 decreased pension expense by approximately $1,182,000. Changes in actuarial assumptions from fiscal year 1995 to fiscal year 1996 increased pension expense by approximately $1,039,000. Changes in actuarial assumptions from fiscal year 1994 to fiscal year 1995 decreased pension expense by approximately $4,358,000.

DEFINED CONTRIBUTION PLANS

The  Company  sponsors  a  profit  sharing  plan  which  provides   benefits  to
substantially all U.S. associates and to which the Company can make discretionary irrevocable annual contributions and matches employee contributions. The Profit Sharing Plan was changed in 1997 to The Savings Plan with a company match of 50% of the first 6% of total pay (which includes base salary, overtime and annual performance based bonuses) on associate 401(k) contributions. Vesting of the Company match occurs after 3 years for new employees and is 100% for all employees hired before January 1, 1997. The expense in fiscal year 1997 for the match was $2.0 million. The Company made no profit sharing contributions during fiscal years 1997, 1996 or 1995. The Company also sponsors a Canadian Separation Allowance Plan (CSAP) which provides benefits to substantially all Canadian associates. The CSAP is an unfunded book reserve arrangement; as such, the amounts due to associates are recorded as a liability in the consolidated balance sheets of the Company. CSAP expense for fiscal years 1997, 1996 and 1995 amounted to $414,000, $509,000, and $679,000, respectively.

NOTE 6 -  BENEFITS OTHER THAN PENSIONS

HEALTH CARE BENEFITS

The Company sponsors a contributory health care plan which provides hospitalization, medical and dental benefits to substantially all U.S.
associates. The Company accrues a liability for estimated incurred but unreported claims based on projected use of the plan as well as paid claims of prior periods. The liability totaled $2,195,000 and $1,867,000 at June 30, 1997 and 1996, respectively, and is included in accounts payable and accrued liabilities in the consolidated balance sheets.

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

Effective January 1, 1997, premiums paid on the retiree medical plan are tied to the retiree's years of service. The Company contribution is capped at 200% of 1997 per capita claims cost. Benefits have been redefined to ensure a retiree benefit comparable to the Watson Wyatt Plan for active employees.

The following table sets forth the principal plans' status as reflected in the consolidated balance sheets:

                                                              June 30,
                                                    --------------------------
                                                       1997              1996
                                                       ----              ----
Accumulated postretirement benefit obligation:
   Retirees                                         $   12,453      $   13,142
   Fully eligible active plan participants               1,918           5,987
   Other active plan participants                       15,661          17,608
                                                    ----------      ----------
   Accumulated postretirement benefit obligation        30,032          36,737
Unrecognized prior service cost (benefit)                1,563          (3,831)
Unrecognized net gain subsequent to transition           8,367           4,842
Unrecognized transition obligation                        (792)           (930)
                                                    ----------      ----------
   Accrued postretirement benefit obligation        $   39,170      $   36,818
                                                    ==========      ==========


Net periodic postretirement benefit cost for the principal plans included the following components:

                                                        Year ended June 30,
                                                   ----------------------------
                                                     1997      1996      1995
                                                     ----      ----      ----
Service cost - benefits earned during the period   $  1,891  $  3,881  $  2,145
Interest cost on accumulated postretirement
   benefit obligation                                 1,987     2,685     2,038
Net amortization of prior service cost and net gain
   subsequent to transition                            (685)      138      (935)
Amortization of transition obligation over 20 years      50       347       349
                                                   --------  --------   -------
   Net periodic postretirement benefit cost        $  3,243  $  7,051   $ 3,597
                                                   ========  ========   =======

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal plans, include:


                                                                                       June 30,
                                                                             -----------------------------
                                                                             1997        1996         1995
                                                                             ----        ----         ----

Health care cost trend rate, accumulated benefit obligation:
   Pre-65 benefits  (decreasing to 5.0% for 2004 and thereafter)              9.1%        9.8%       10.6%
   Post-65 benefits (decreasing to 5.0% for 2007 and thereafter)              8.3%        8.8%        9.9%
Health care cost trend rate, net periodic postretirement benefit cost:
   Pre-65 benefits  (decreasing to 5.0% for 2004 and thereafter)              9.8%       10.6%       11.3%
   Post-65 benefits (decreasing to 5.0% for 2007 and thereafter)              8.8%        9.4%        9.9%
Discount rate, accumulated benefit obligation                                 7.5%        7.5%        7.5%
Discount rate, net periodic postretirement benefit cost                       7.5%        7.5%        8.0%


Based on an analysis of market and economic trends, the Company changed certain actuarial assumptions used in determining net periodic postretirement benefit cost in fiscal years 1997, 1996 and 1995. Changes in actuarial assumptions from fiscal year 1996 to fiscal year 1997 decreased expense by approximately $3,182,000 in fiscal year 1997. The effect was to increase net income for fiscal year 1997 by approximately $1,877,000 or $.11 per share. Changes in actuarial assumptions from fiscal year 1995 to fiscal year 1996 increased expense by approximately $259,000 in fiscal year 1996. The effect was to reduce net income for fiscal year 1996 by approximately $121,000 or $.01 per share. Changes in actuarial assumptions from fiscal year 1994 to fiscal year 1995 decreased expense by approximately $869,000 in fiscal year 1995. The effect was to increase net income for fiscal year 1995 by approximately $420,000 or $.02 per share.

An increase in the assumed health care cost trend rate by 1% each year would have the following effect on the principal plans:

                                                                           Year ended June 30,
                                                                     ------------------------------
                                                                        1997      1996      1995
                                                                        ----      ----      ----
Increase in accumulated postretirement benefit obligation            $  1,441   $  5,242   $  5,503
Increase in service and interest cost components of net
    periodic postretirement benefit cost                             $    260   $  1,301   $    677


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

                                                             June 30,
                                                   ---------------------------
                                                      1997             1996
                                                      ----             ----
Accounts payable and accrued liabilities           $   47,902       $   33,697
Accrued salaries and bonuses                           33,221           32,141
Current portion of reserves for principal defined
    benefit retirement plans                            1,351            3,220
Current portion of reserves for postretirement
    benefits other than pensions                          891              559
Accrued vacation                                       12,260           12,183
Deferred fee income - current portion                   8,198            6,403
                                                   ----------       ----------
Total accounts payable and accrued liabilities     $  103,823       $   88,203
                                                   ==========       ==========



NOTE 8 - LEASES

The Company leases office space and various computer equipment under operating lease agreements with terms generally ranging from one to 10 years. The Company has entered into sublease agreements for some of its leased space. The rental expense was $42,079,000, $45,749,000, and $51,604,000 for fiscal years 1997,
1996 and 1995, respectively. Sublease income was $1,702,000, $1,810,000, and $2,868,000 for fiscal years 1997, 1996 and 1995, respectively. Future cash outlays for operating lease commitments and cash inflows for sublease income are:

                                               Lease           Sublease
                                            Commitments         Income
                                            -----------         ------
                    1998                    $   42,863       $    2,024
                    1999                        36,217            1,353
                    2000                        34,489            1,358
                    2001                        30,675            1,216
                    2002                        24,857              966
              thereafter                        35,782                -
                                            ----------       ----------
                                            $  204,883       $    6,917
                                            ==========       ==========



As a result of relocations and the subleasing of excess office space, the Company recognized lease termination losses of approximately $12,100,000, $500,000, and $1,200,000 in fiscal years 1997, 1996, and 1995, respectively.

NOTE 9 - NOTE PAYABLE

The Company has an $80 million revolving credit line with a group of banks at an interest rate which varies with the prime rate. The credit facility requires the Company to observe certain covenants (including requirements as to minimum net worth and other financial and restrictive covenants) and is secured by the Company's receivables. The current line is currently scheduled to mature on January 5, 2001. Of the credit line, $55 million is available to the Company as revolving credit for operating needs, subject to certain borrowing limitations. The remaining $25 million is available to secure loans to associates from financial institutions for the purchase of Redeemable Common Stock made available under the Company's stock purchase program. The Company guarantees these loans to its shareholders, the aggregate outstanding balances of which totaled $20,920,000 and $17,534,000 at June 30, 1997 and 1996, respectively.
Shares totaling 5,718,000 and 4,800,000 of the Company's Redeemable Common Stock were pledged by shareholders to secure these loans at June 30, 1997 and 1996, respectively.



NOTE 10 - REDEEMABLE COMMON STOCK

Substantially all of the Company's Redeemable Common Stock is held by or for the benefit of its employees and, pursuant to the Company's bylaws, is subject to certain restrictions. In connection with these restrictions, the Company has the following rights and obligations regarding purchases and sales of its common stock:

a) The Company has the first option to purchase, or to designate associates who are eligible to purchase, any shares offered for sale by a shareholder. Shares not purchased by the Company or its designees may be sold to identified transferees, subject to the restrictions contained in the bylaws.

b) Upon the termination of employment, bankruptcy of a shareholder, or the imposition of a lien or attachment on any stock, the shares held by the shareholder or subject to attachment are considered to be offered for sale. In these circumstances, the Company is obligated to purchase any such shares.


Pursuant to the Company's bylaws, the price for all purchases and sales of Redeemable Common Stock is the formula book value per share (defined in the bylaws as "Formula Book Value") of such stock as of the last day of the preceding year. Additional amounts may be paid for purchases of Redeemable Common Stock reflecting the pro rata appreciation in the formula book value per share from the last day of the preceding year to the end of the current year and pro rata dividends paid during the year. Formula Book Value as used herein means the Net Book Value of the Corporation's Common Stock as of June 30, 1996,
increased or decreased by net income or losses, and all other GAAP basis increases or decreases to Net Book Value occurring after June 30, 1996, adjusted to (i) spread the economic impact of certain real estate sublease losses over the remaining life of the sublease; and (ii) eliminate annual changes in the Currency Translation Adjustment ("CTA") occurring after June 30, 1996. The Formula Book Value per share was $5.30 at June 30, 1997. In prior years, the Net Book Value was defined in the bylaws as the sum of Redeemable Common Stock, adjustments for redemption value greater than amounts paid in by shareholders, retained earnings, and cumulative translation adjustment, adjusted by compensation survey items. The Formula Book Value per share, as defined above, was $4.94 and $4.51 at June 30, 1996 and 1995, respectively. Redeemable Common Stock is equal to the number of shares outstanding multiplied by the Formula Book Value per share.

The following schedule computes the Formula Book Value per share at June 30:

                                                           1997            1996           1995
                                                           ----            ----           ----

Consolidated net worth (as defined in the Company's
      bylaws)                                           $   84,091      $   84,382    $   79,713
Adjustment for the compensation survey items:
      50% of consolidated income received
      from compensation survey business                      5,915           5,915         6,524
Add:  Adjustment for after tax affect of lease losses        6,003             N/A           N/A
                                                        ----------      ----------    ----------
Formula Book Value of Redeemable Common Stock           $   96,009      $   90,297    $   86,237
                                                        ==========      ==========    ==========

Number of shares of Redeemable Common Stock outstanding     18,130          18,262        19,130
                                                        ==========      ==========    ==========

Formula Book Value per share of Redeemable Common Stock $     5.30      $     4.94    $     4.51
                                                        ==========      ==========    ==========

In view of the Company's obligation to repurchase its Redeemable Common Stock, the Securities and Exchange Commission requires that the redemption value of outstanding shares be classified as Redeemable Common Stock and not be portrayed as permanent capital. The changes in this balance for the three years ended June 30, 1997 were as follows:


                                            Number of                Redeemable
                                              Shares                Common Stock
                                              ------                ------------
Balance at June 30, 1994                    19,732,423             $     87,612

Redemption of shares                        (2,221,419)                 (10,143)

Issuance of shares                           1,618,702                    7,187

Adjustment of redemption values for
   change in formula book vaue per share         -                        1,619
                                           -----------             ------------
Balance at June 30, 1995                    19,129,706             $     86,275
                                           ===========             ============
Redemption of shares                        (3,146,899)                 (14,270)

Issuance of shares                           2,279,156                   10,274

Adjustment of redemption value for
  change in formula book value per share             -                    7,935

Balance at June 30, 1996                    18,261,963             $     90,214
                                          ============             ============

Redemption of shares                        (3,258,203)                 (16,604)

Issuance of shares                           3,126,670                   15,414

Adjustment of redemption value for
  change in formula book value per share             -                    7,067
                                          ------------             ------------
Balance at June 30, 1997                    18,130,430             $     96,091
                                          ============             ============




The Company sponsors a Stock Purchase Plan (SPP) which allows virtually all associates to become shareholders. For the fiscal year ended June 30, 1997, the Company paid each associate purchasing stock $.50 per share purchased under the SPP. For fiscal years ended 1996 and 1995, the Company paid each associate purchasing stock $1.00 per share purchased under the SPP. This resulted in expense for fiscal years 1997, 1996, and 1995 of $1,300,000, $1,700,000, and
$1,600,000, respectively.

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

The components of the income tax provision before the cumulative effect of any accounting change include:

                                               Year ended June 30,
                                       ------------------------------------
                                          1997         1996          1995
                                          ----         ----          ----
Current tax expense (benefit):
        U.S.                          $    1,699   $   11,415   $   (1,269)
        State and local
                                             966        2,735          659
        Foreign
                                           1,484        1,631        3,102
                                      ----------   ----------   ----------
                                      $    4,149   $   15,781   $    2,492
                                      ----------   ----------   ----------

Deferred tax expense (benefit):
        U.S.                          $   (4,002)  $   (4,579)  $    1,101
        State and local
                                          (1,396)      (1,298)          92
        Foreign
                                           2,138         (701)         164
                                      ----------   ----------   ----------
                                      $   (3,260)  $   (6,578)  $    1,357
                                      ----------   ----------   ----------

Total provision for income taxes      $      889   $    9,203   $    3,849
                                      ==========   ==========   ==========

Deferred income tax assets (liabilities) included in the consolidated balance sheets at June 30, 1997 and June 30, 1996 are comprised of the following:


                                                         June 30,
                                               -----------------------------
                                                   1997             1996
                                                   ----             ----
Cash method of accounting for U.S. income
     tax purposes                              $   (23,468)     $   (34,061)
Amortization of deferred software and
     development costs                              (3,470)          (4,351)
Foreign temporary difference                        (1,036)            (975)
Partnership income                                  (4,289)            (744)
Other                                                   (9)            (144)
                                               -----------      -----------
  Gross deferred tax liabilities                   (32,272)         (40,275)
                                               -----------      -----------
Accrued retirement benefits                         36,619           36,177
Non-deductible foreign expenses                      1,172            1,172
Difference between book and tax depreciation        (2,576)           1,704
Amortization of deferred rent                        3,419            4,313
Foreign temporary difference                         1,281            1,306
Foreign net operating loss carryforwards             2,530            2,159
Other                                                3,942            3,928
                                               -----------      -----------
     Gross deferred tax assets                      46,387           50,759
                                               -----------      -----------

     Deferred tax assets valuation allowance        (3,702)          (3,331)
                                               -----------      -----------
     Net deferred tax asset                    $    10,413      $     7,153
                                               ===========      ===========

The Company has foreign tax credit carryforwards for U.S. tax purposes of $441,000. At June 30, 1997, the Company has unused loss carryforwards for tax purposes in various jurisdictions outside the U.S. amounting to $6,171,000, of which $3,804,000 can be indefinitely carried forward under local statutes. The majority of the remaining loss carryforwards will expire, if unused, after the end of fiscal year 2002. The valuation allowance applies to the tax effect of the foreign net operating loss carryforwards ($2,530,000), and the tax effect of nondeductible foreign expenses ($1,172,000) for which realizability is considered uncertain.

The net change in the valuation allowance of $371,000 in fiscal year 1997 and $1,080,000 in fiscal year 1996 are due primarily to the tax effect of the change in foreign net operating losses and non-deductible foreign expenses.

Domestic and foreign components of income before taxes, minority interest and cumulative effect of a change in accounting for each of the three years ended June 30, are follows:

                                 1997           1996          1995
                                 ----           ----          ----

          Domestic           $   (4,803)    $   11,477     $    6,817
          Foreign                 6,757          7,211         (1,192)
                             ----------     ----------     ----------

                             $    1,954     $   18,688     $    5,625
                             ==========     ==========     ==========

The reported income tax provision differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the actual amounts provided and those which would have resulted from the application of the U.S. federal statutory tax rate are as follows:


                                                      Year ended June 30,
                                               ------------------------------
                                                  1997       1996       1995
                                                  ----       ----       ----
Calculated income tax provision at U.S.
     federal statutory tax rate of 35%         $   684     $ 6,541    $ 1,969
(Reduction) increase resulting from:
     Results of non-U.S. affiliates taxed
          at other than statutory rates           (463)        120       (759)
     Losses of non-U.S. affiliates for which
          no current benefit is available          599         792      1,043
     State income taxes, net of federal tax
          benefit                                 (430)        620        336
     Non-deductible amortization and other
          expenses                                 700       1,668      1,183
     Tax credits                                  (258)       (311)      (207)
     Other                                          57        (227)       284
                                               -------     -------    -------
Income tax provision before cumulative
     effect of a change in accounting          $   889     $ 9,203    $ 3,849
                                               =======     =======    =======

NOTE 12 - GEOGRAPHIC SEGMENT INFORMATION

The following  table  presents  segment  information  for U.S. and  consolidated
foreign   operations   including  Canada,   Latin  America,   and  Asia  Pacific
subsidiaries. Summary financial information follow:

                                                            Year ended June 30,
                                               ------------------------------------------
                                                  1997            1996             1995
                                                  ----            ----             ----
U.S. Operations
   Fees                                        $  421,595      $  413,757      $  405,821
   Cost of Providing Services                     268,124         245,368         241,777
   Depreciation and amortization                   18,016          23,084          23,860
   Income from operations before               ----------      ----------      ----------
     General and Administrative Expenses       $  130,387      $  144,529      $  146,028
                                               ----------      ----------      ----------

Foreign Operations
   Fees                                        $   89,403      $   78,756      $   68,700
   Cost of Providing Services                     163,013         161,689         163,624
   Depreciation and amortization                    2,909           2,488           3,426
                                               ----------      ----------      ----------
   Income from operations before
     General and Administrative Expenses       $  (76,519)     $  (85,421)     $  (98,350)
                                               ----------      ----------      ----------

All Operations
   Fees                                        $  510,998      $  492,513      $  474,521
   Cost of Providing Services                     431,137         407,057         405,401
   Depreciation and amortization                   21,442          25,993          26,348
                                               ----------      ----------      ----------
   Income from operations before
     General and Administrative Expenses       $   53,868      $   59,108      $   47,678
                                               ----------      ----------      ----------

   General and Administrative Expenses         $   45,696      $   38,656      $   41,313
                                               ----------      ----------      ----------
Income from operations                         $    8,172      $   20,452      $    6,365
                                               ==========      ==========      ==========


                                                              As of June 30,
                                               ------------------------------------------
                                                  1997            1996             1995
                                                  ----            ----             ----

Total Assets:
   U.S. Operations                             $  306,779      $  300,472      $  267,677
   Foreign Operations                              24,999          20,347          18,945
                                               ----------      ----------      ----------

   All Operations                              $  331,778      $  320,819      $  286,622
                                               ==========      ==========      ==========


General and Administrative expenses include corporate functions primarily in the U.S.

NOTE 13 - RELATED PARTY TRANSACTIONS

In connection with the formation of Wellspring, Watson Wyatt retained three contracts for administrative and recordkeeping services and entered into agreements whereby Wellspring provides the services to those clients on behalf of the Company for a fee equal to the cost of servicing those clients. Expenses charged to the Company by Wellspring for such services for fiscal 1997 and 1996 were $40,313,000 and $10,829,000, respectively. At June 30, 1997, the Company owed Wellspring $11,009,000 for such services. At June 30, 1996 Wellspring owed the Company $736,000 (See also Notes 1 and 14).


NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a defendant in certain lawsuits arising in the normal course of business, some of which are in their earliest stages. Management currently foresees no material liability resulting from such litigation, and management believes that the Company carries adequate insurance, above reasonable deductibles, against any foreseeable outcome of such litigation.

As of June 30, 1997, the Company had outstanding letters of credit of $2,225,000.

The Company guarantees certain leases for office premises and equipment for one of its affiliates. Minimum remaining payments guaranteed under these leases at June 30, 1997 total $73,200,000, which expire at various dates through 2007. These leases are also jointly and severally guaranteed by the Company's partner. In addition, the Company guarantees its affiliate's obligation to a customer in the event of termination without cause. The amount of the guarantee at June 30, 1997 is $5,310,000. This amount declines monthly beginning in September 1997 and expires in 2002.

It is not practical to estimate fair value of these guarantees; however, the Company believes the likelihood of significant loss from these guarantees is remote.

Anticipated commitments of funds for fiscal year 1998 are estimated at $39,000,000, and include expected purchases of fixed assets, 50% of the capital requirements of Wellspring, and 50.1% of the capital requirements of WWHE. It is the intention of the Company to fund Wellspring's and WWHE's cash requirements as needed (See also Notes 3 and 13).

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
Shareholders of  Watson Wyatt & Company

Our audits of the consolidated financial statements referred to in our report dated July 23, 1997 appearing on page F-1 of the Form 10-K also included an audit of the Financial Statement Schedule listed in item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/S/ PRICE WATERHOUSE LLP
------------------------
PRICE WATERHOUSE LLP

Washington, D.C.
July 23, 1997

                             WATSON WYATT & COMPANY

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (THOUSANDS OF DOLLARS)



                        Balance  at   Additions     Additions                    Balance at
                         Beginning     Charged      charged to                    End of
       Description        of Year    against fees  other accounts  Deductions      Year
       -----------      -----------  ------------  --------------  ----------    ----------

                                     Year Ended June 30, 1997
                                     ------------------------

Allowance for doubtful
   accounts               $5,161       $6,853       $    -          $(9,489)       $2,525
Valuation allowance for
   deferred tax assets     3,331            -          371(1)             -         3,702


                                     Year ended June 30, 1996
                                     ------------------------

Allowance for doubtful
   accounts                1,508       11,667            -           (8,014)        5,161

Valuation allowance for
   deferred tax assets     2,251            -        1,080(1)             -         3,331


                                     Year ended June 30, 1995
                                     ------------------------

Allowance for doubtful
   accounts                1,026        5,982            -           (5,500)        1,508

Valuation allowance for
   deferred tax assets    $5,209          $ -         $235(1)       $(3,193)(2)    $2,251


----------

(1)  Represents   current  year  net  operating  loss   carryforwards   and  the
     nondeductible foreign expenses for which realizability is considered uncertain.

(2) Represents expiring net operating loss carryforwards and reduction of net operating loss carryforwards resulting from the transfer of certain subsidiaries to a newly formed entity.