Form 10-Q
period 1997-09-30
WATSON WYATT & CO
filed 1997-11-14
CIK 892968

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                           6707 DEMOCRACY BOULEVARD
                                  SUITE 800
                              BETHESDA, MD 20817
         (Address of principal executive offices, including zip code)
                                (301) 581-4600
             (Registrant's telephone number, including area code)

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
                                  Yes [X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 1997.

Common Stock, $1.00 par value                                 17,680,267
-----------------------------                                 ----------
          Class                                            Number of Shares

                             WATSON WYATT & COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Thousands of U.S. Dollars, Except Per Share Amounts)

                                                       Three Months Ended September 30,
                                                       --------------------------------
                                                           1997                1996
                                                       -------------       ------------
                                                                   (Unaudited)
Fees                                                   $     133,475       $    127,497

Costs of providing services:
    Salaries and employee benefits                            64,207             62,664
    Occupancy and communications                              15,219             18,997
    Professional and subcontracted services                   19,723             20,393
    Other                                                      7,000              5,663
                                                       -------------       ------------
                                                             106,149            107,717

General and administrative expenses                           10,378              9,912
Depreciation and amortization                                  6,514              5,361
                                                       -------------       ------------
                                                             123,041            122,990

Income from operations                                        10,434              4,507

Other:
    Interest income                                              249                283
    Interest expense                                            (409)              (275)

Loss from affiliates                                            (438)            (1,305)
                                                       -------------       ------------

Income before income taxes and minority interest               9,836              3,210

Provision for (benefit from) income taxes:
    Current                                                    4,515              1,504
    Deferred                                                     134                  -
                                                       -------------       ------------
                                                               4,649              1,504
                                                       -------------       ------------

Income before minority interest                                5,187              1,706

Minority interest in net income of consolidated
    subsidiaries                                                 (44)               (41)
                                                       -------------       ------------

Net income                                             $       5,143       $      1,665
                                                       =============       ============


Earnings per share                                     $        0.29       $       0.09
                                                       =============       ============





                             See accompanying notes
                                       -2-


                             WATSON WYATT & COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           (Thousands of U.S. Dollars)

                                                           September 30,       June 30,
                                                               1997              1997
                                                          --------------    --------------
                                                            (Unaudited)

ASSETS

Cash and cash equivalents                                 $       10,874    $       26,257
Receivables from clients:

    Billed, net of allowances of $4,838 and $2,525                69,891            67,393
    Unbilled                                                      65,601            56,368
                                                          --------------    --------------
                                                                 135,492           123,761

Other current assets                                               9,340             7,287
                                                          --------------    --------------
    Total current assets                                         155,706           157,305

Investment in affiliates                                          55,523            52,516
Fixed assets                                                      37,179            37,045
Deferred income taxes                                             34,560            39,025
Deferred software and development costs                           31,030            32,869
Other intangible assets                                            2,786             2,661
Other assets                                                      10,425            10,357
                                                          --------------    --------------

                                                          $      327,209    $      331,778
                                                          ==============    ==============

LIABILITIES, REDEEMABLE COMMON STOCK, AND PERMANENT SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                  $       89,418    $      103,415
Note payable and book overdrafts                                  13,608               408
Income taxes payable                                               4,569             3,563
Deferred income taxes                                             24,177            28,612
                                                          --------------    --------------
    Total current liabilities                                    131,772           135,998

Accrued retirement benefits                                       87,724            86,697
Deferred rent and accrued lease losses                            13,812            14,938
Other noncurrent liabilities                                       7,903             9,908

Minority interest in subsidiaries                                    330               351

Redeemable Common Stock - $1 par value:
    25,000,000 shares authorized;
    17,816,636 and 18,130,429 issued
    and outstanding; at redemption value                          94,428            96,091

Permanent shareholders' equity:
Adjustment for redemption value greater than
    amounts paid in by shareholders                              (36,844)          (37,674)
Retained earnings                                                 28,565            24,633
Cumulative translation gain (loss)                                  (481)              836

Commitments and contingencies
                                                          --------------    --------------

                                                          $      327,209    $      331,778
                                                          ==============    ==============





                             See accompanying notes
                                       -3-


                             WATSON WYATT & COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Thousands of U.S. Dollars)


                                                                   Three Months Ended September 30,
                                                                   --------------------------------
                                                                        1997               1996
                                                                   -------------      -------------

Cash flows from operating activities:
    Net income                                                     $       5,143      $       1,665
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for doubtful receivables from clients                    3,830              3,610
        Depreciation                                                       3,559              3,161
        Amortization of deferred software and development costs
            and other intangible assets                                    2,954              2,200
        Change in deferred income taxes                                       30                  -
        Loss from affiliates                                                 438              1,305
        Minority interest in net income of consolidated subsidiaries          44                 41
        Other                                                                 (6)                48
        (Increase) decrease in assets:
            Receivables from clients                                     (15,560)            (9,299)
            Income taxes receivable                                         (145)                 -
            Other current assets                                          (1,908)           (13,422)
            Other assets                                                    (379)            (1,209)
        Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                     (13,997)           (17,879)
            Income taxes payable                                           1,006            (10,533)
            Accrued retirement benefits                                    1,027              3,472
            Deferred rent                                                 (1,126)             3,672
            Other noncurrent liabilities                                  (2,005)            (1,562)
                                                                   -------------      -------------
        Net cash used by operating activities                            (17,095)           (34,730)
                                                                   -------------      -------------

Cash flows from investing activities:
    Purchases of fixed assets                                             (3,925)            (3,091)
    Acquisitions                                                               -               (197)
    Investment in software and development costs                            (899)            (2,988)
    Investment in affiliates                                              (3,990)            (1,373)
                                                                   -------------      -------------
        Net cash used in investing activities                             (8,814)            (7,649)
                                                                   -------------      -------------

Cash flows from financing activities:
    Net borrowings and bank overdrafts                                    13,200             34,700
    Issuances of Redeemable Common Stock                                     525                135
    Repurchases of Redeemable Common Stock                                (2,569)            (6,103)
                                                                   -------------      -------------
        Net cash provided by financing activities                         11,156             28,732
                                                                   -------------      -------------

Effect of exchange rate changes on cash                                     (630)                34
                                                                   -------------      -------------

Decrease in cash and cash equivalents                                    (15,383)           (13,613)

Cash and cash equivalents at beginning of period                          26,257             21,694
                                                                   -------------      -------------

Cash and cash equivalents at end of period                         $      10,874      $       8,081
                                                                   =============      =============







                             See accompanying notes
                                       -4-


                             WATSON WYATT & COMPANY
      CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT SHAREHOLDERS' EQUITY
                           (Thousands of U.S. Dollars)

                                                                                 Excess of Redemption
                                                                  Cumulative      Value Over Amounts
                                                Retained          Translation         Paid in by
                                                Earnings             Gain            Shareholders
                                             -------------       -------------       -------------

Balance at June 30, 1997                     $      24,633       $         836       $     (37,674)

Net income                                           5,143                   -                   -
Effect of repurchases of 420,046 shares of
     common stock (various prices per share)        (1,211)                  -               1,211
Foreign currency translation adjustment                  -              (1,317)                  -
Adjustment of redemption value for change
     in formula book value per share                     -                   -                (381)
                                             -------------       -------------       -------------

Balance at September 30, 1997                $      28,565       $        (481)      $     (36,844)
                                             =============       =============       =============









                            See accompanying notes
                                      -5-

                            WATSON WYATT & COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. The accompanying unaudited consolidated financial statements of Watson Wyatt & Company and its subsidiaries, (collectively, "Watson Wyatt" or "the Company"), are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 1997.

   The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 1998. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Under the Company's bylaws, the Company is obligated to repurchase its Redeemable Common Stock, except in certain circumstances. Accordingly, the redemption value of outstanding shares is classified as Redeemable Common Stock and not as permanent shareholders' equity. Redeemable Common Stock is equal to the number of shares outstanding multiplied by the Formula Book Value per share, which was $5.30 per share at September 30, 1997 and June 30, 1997. Permanent shareholders' equity includes an adjustment for the difference between the redemption value of the Redeemable Common Stock and the amounts actually paid by shareholders for the shares.

3. During the three months ended September 30, 1997, the Company repurchased 420,046 shares of common stock, at various prices per share. The computation of earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. The number of shares used in the computation is 17,981,000 and 17,636,000 for the three months ended September 30, 1997 and 1996, respectively.

4. Summarized operating results reported by the Company's affiliate, Wellspring Resources, LLC ("Wellspring"), for the quarter ended September 30, 1997, are an after tax loss of $0.5 million reflecting $13.2 million in revenue and expenses of $13.7 million. The Company contributed $4.8 million in the first quarter to fund Wellspring's cash operating needs. Wellspring operating losses are expected to continue and additional cash requirements are expected.

   The Company guarantees certain leases for office premises and equipment for Wellspring. Minimum rentals guaranteed under these leases are $2.5 million for the remainder of fiscal year 1998 and aggregate $71.7 million for the remaining lease terms, which expire at various dates through 2007. These leases are also jointly and severally guaranteed by the Company's partner, State Street Global Advisors. In addition, the Company guarantees Wellspring's obligation to a customer in the event of termination without cause. The amount of the guarantee at September 30, 1997 was $5.2 million, and declines monthly through the year 2002.

5. The first quarter results of fiscal year 1997 were reduced by a $4.4 million sublease loss due to the relocation of the corporate and certain operating offices.

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

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect consolidated balance sheets as of the end of the first quarter of fiscal year 1998 (September 30, 1997) and as of the end of the prior fiscal year 1997 (June 30, 1997), and consolidated statements of operations, of cash flows and of changes in permanent shareholders' equity for the three months ended September 30, 1997 and 1996.

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

For the first three months of fiscal year 1998 the Company produced net income of $5.1 million, an increase of $3.4 million from net income of $1.7 million for the first three months of fiscal year 1997. Income for the first quarter of 1997 was reduced by the $2.3 million after tax effect of the lease loss.

Fees for the first three months of fiscal year 1998 total $133.5 million compared to $127.5 million for the first three months of fiscal year 1997, an increase of $6.0 million, or 5%. The revenue growth is attributable to improved performance in the Company's consulting offices.

Salaries and employee benefit expenses for the first quarter of fiscal year 1998 were $64.2 million, an increase of $1.5 million, from $62.7 million in the first quarter of fiscal year 1997. The increase in costs is attributable to normal annual salary increases, with the number of associates essentially unchanged from the same period in fiscal year 1997.

Occupancy and communication expenses during the first quarter of fiscal year 1998 totaled $15.2 million, a decrease of $3.8 million, or 20%, from the first quarter of the prior year. The change is due to a $4.4 million lease loss recorded in fiscal year 1997 for the relocation of the corporate offices to lower cost space in a suburban location.

Professional and subcontracted services decreased by $0.7 million, or 3% from fiscal year 1997. Such services in the consulting offices decreased by $1.5 million and were partially offset by an increase of $0.8 million in higher charges for the continued servicing of the retained outsourcing contracts by the Company's affiliate, Wellspring.

Other costs of providing services were $7.0 million for the first quarter of fiscal year 1998, up $1.3 million, or 24%, from the first quarter of fiscal year 1997. The expense growth includes the following increases: travel and hotel $0.7 million, publications $0.3 million, and general office expenses $0.4 million.

General and administrative ("G&A") expenses for the first quarter of fiscal year 1998 were $10.4 million, a $0.5 million, or 5%, increase from the first quarter of fiscal year 1997, related primarily to increased advertising expense.

Depreciation and amortization expense of $6.5 million for the first quarter of fiscal year 1998 represents an increase of $1.1 million over the first quarter of fiscal year 1997. The increased expense is primarily due to the amortization of capitalized software and development costs.

Income before income taxes and minority interest of $9.8 million in the first quarter of fiscal year 1998 resulted in a tax provision of $4.6 million. This compares to a provision of $1.5 million on $3.2 million of income in fiscal year 1997. The effective tax rate for both periods was 47%.

Loss from affiliates was $0.4 million for the quarter ended September 30, 1997 compared to $1.3 million for the quarter ended September 30, 1996. The majority of these losses result from the Company's affiliate, Wellspring. The Company, two days before filing, received financial projections from Wellspring indicating additional cash requirements for Wellspring and the three outsourcing contracts retained by the Company ("Retained Clients") and operating losses greater than previously expected or included in the
Company's annual financial plan. The Company is evaluating this forecast and is requiring further information from Wellspring.

The Company and its partner, State Street, have indicated their intention to fund Wellspring's cash requirements as needed. The Company is evaluating alternative sources of capital for Wellspring including potential investments from third parties. These discussions are in preliminary stages and the Company cannot, therefore, assess the probable outcome.

LIQUIDITY AND CAPITAL RESOURCES.

The Company relies primarily on funds from operations and short-term borrowings as its sources of liquidity. The Company believes that it has access to ample financial resources to finance its growth, meet its commitments to affiliates as well as support ongoing operations. The
Company's cash and cash equivalents at September 30, 1997 totaled $10.9 million, compared to $26.3 million at June 30, 1997. This decrease was typical for the first quarter of the year and was expected as both income tax and bonus payments were made in the first quarter. The Company had no borrowings under its line of credit at September 30 or June 30, 1997.

CASH FROM OPERATIONS. For the first three months of fiscal year 1998, the Company had cash outflows from operations of $17.1 million, compared to outflows from operations of $34.7 million for the first three months of fiscal year 1997. The decrease in cash outflows from 1997 was due to lower income tax payments and the collection of a receivable from an affiliate, offset by decreased collection of accounts receivable.

The Company's ratio of current assets to current liabilities increased slightly to 1.2 at September 30, 1997 compared to 1.1 at June 30, 1997.

CASH FROM INVESTING ACTIVITIES. Investing activity cash outflow was $8.8 million for the three months of fiscal year 1998, versus $7.6 million for the same period in 1997. The increase in investing cash outflows was due to increased expenditures for fixed assets, $0.8 million, and a higher investment in affiliates, $2.6 million, offset by lower investment in software and development costs, $2.1 million.

Anticipated commitments of funds are estimated at $29.3 million for the remainder of fiscal year 1998, including expected purchases of fixed assets, 50% of the capital requirements of Wellspring, and 50.1% of the capital requirements of WWHE. Additional cash requirements for Wellspring referred to above are under evaluation and are not included in the aforementioned commitment of funds. The Company expects operating cashflows to provide for the Company's cash needs.

The Company's revolving credit line matures on January 5, 2001. As of September 30, 1997, $44.8 million dollars of the credit line was available to the Company as revolving credit for operating needs, compared to $33.0 million on September 30, 1996.

CASH FROM FINANCING ACTIVITIES. Cash flow provided by financing activities was $11.2 million for the first three months of fiscal year 1998, versus $28.7 million in the preceding fiscal year. The decrease is due primarily to the lower level of borrowing and bank overdrafts in fiscal year 1998.


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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

    None

b.  Reports on Form 8-K

    None

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt & Company
(Registrant)


/S/ A. W. Smith, Jr.                                  November 14, 1997
---------------------                                 -----------------
Name:      A. W. Smith, Jr.                           Date
Title:     President and Chief
           Executive Officer



/S/ Barbara L. Landes                                 November 14, 1997
---------------------                                 -----------------
Name:      Barbara L. Landes                          Date
Title:     Vice President, Finance and
           Chief Financial Officer