Form 10-K/A
period 1997-06-30
WATSON WYATT & CO
filed 1997-11-26
CIK 892968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

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

b)  Reports on Form 8-K
      None.

c)  Exhibits (Previously filed with Form 10-K)

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
                                               =======     =======    =======

NOTE 12 - GEOGRAPHIC SEGMENT INFORMATION

The following  table  presents  segment  information  for U.S. and  consolidated
foreign   operations   including  Canada,   Latin  America,   and  Asia  Pacific
subsidiaries. Summary financial information follow:

                                                            Year ended June 30,
                                               ------------------------------------------
                                                  1997            1996             1995
                                                  ----            ----             ----
U.S. Operations
   Fees                                        $  419,847      $  410,969      $  370,462
   Cost of Providing Services                     347,852         332,192         305,555
   Depreciation and amortization                   23,038          23,575          17,805
   Income from operations before               ----------      ----------      ----------
     General and Administrative Expenses       $   48,957      $   55,202      $   47,102
                                               ----------      ----------      ----------

Foreign Operations
   Fees                                        $   91,151      $   81,544      $  104,059
   Cost of Providing Services                      83,285          74,865          99,846
   Depreciation and amortization                    2,955           2,773           3,637
                                               ----------      ----------      ----------
   Income from operations before
     General and Administrative Expenses       $    4,911      $    3,906     $       576
                                               ----------      ----------      ----------

All Operations
   Fees                                        $  510,998      $  492,513      $  474,521
   Cost of Providing Services                     431,137         407,057         405,401
   Depreciation and amortization                   25,993          26,348          21,442
                                               ----------      ----------      ----------
   Income from operations before
     General and Administrative Expenses       $   53,868      $   59,108      $   47,678
                                               ----------      ----------      ----------

   General and Administrative Expenses         $   45,696      $   38,656      $   41,313
                                               ----------      ----------      ----------
Income from operations                         $    8,172      $   20,452      $    6,365
                                               ==========      ==========      ==========


                                                              As of June 30,
                                               ------------------------------------------
                                                  1997            1996             1995
                                                  ----            ----             ----

Total Assets:
   U.S. Operations                             $  306,779      $  300,472      $  267,677
   Foreign Operations                              24,999          20,347          18,945
                                               ----------      ----------      ----------

   All Operations                              $  331,778      $  320,819      $  286,622
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