Form 10-Q
period 1997-12-31
WATSON WYATT & CO
filed 1998-02-10
CIK 892968

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                      OR

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
                                  Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 10, 1997.

COMMON STOCK, $1.00 PAR VALUE                              17,056,899
-----------------------------                              ----------------
          Class                                            Number of Shares


                             WATSON WYATT & COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                             Quarters Ended December 31,     Six Months Ended December 31,
                                             ---------------------------     -----------------------------
                                                1997             1996           1997               1996
                                             ----------       ----------     ----------         ----------
                                                     (Unaudited)                       (Unaudited)
Fees                                         $  135,588       $  125,014     $  269,063         $  252,511

Costs of providing services:
   Salaries and employee benefits                65,460           56,966        129,667            119,630
   Occupancy and communications                  15,588           21,466         30,807             40,463
   Professional and subcontracted services       25,385           22,773         45,108             43,166
   Other                                          7,624            6,381         14,624             12,044
                                             ----------       ----------     ----------          ---------
                                                114,057          107,586        220,206            215,303

General and administrative expenses              13,330           10,621         23,708             20,533
Depreciation and amortization                     7,000            5,865         13,514             11,226
                                             ----------       ----------     ----------          ---------
                                                134,387          124,072        257,428            247,062

Income from operations                            1,201              942         11,635              5,449

Other:
   Interest income                                  237              174            486                457
   Interest expense                              (1,017)            (492)        (1,426)              (767)

Loss from affiliates                               (344)          (1,812)          (782)            (3,117)
                                             ----------       ----------     ----------          ---------


Income before income taxes and minority interest     77           (1,188)         9,913              2,022

Provision for (benefit from) income taxes:
   Current                                        1,091             (412)         5,606              1,092
   Deferred                                        (134)               -              -                  -
                                             ----------       ----------     ----------          ---------
                                                    957             (412)         5,606              1,092
                                             ----------       ----------     ----------          ---------


Income before minority interest                    (880)            (776)         4,307                930

Minority interest in net income
of consolidated subsidiaries                         (97)             (43)          (141)               (84)
                                             ----------       ----------     ----------          ---------

Net income                                   $     (977)      $     (819)    $    4,166          $     846
                                             ==========       ==========     ==========          =========


Earnings per share                           $    (0.06)      $    (0.05)    $     0.23          $    0.05
                                             ==========       ==========     ==========          =========









                             See accompanying notes

                             WATSON WYATT & COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           (THOUSANDS OF U.S. DOLLARS)

                                                              December 31,        June 30,
                                                                 1997               1997
                                                               ----------        ----------
                                                                       (Unaudited)
                                       Assets
Cash and cash equivalents                                      $    8,308        $   26,257
Receivables from clients:

    Billed, net of allowances of $4,748 and $2,525                 80,964            67,393
    Unbilled                                                       57,328            56,368
                                                               ----------        ----------
                                                                  138,292           123,761

Other current assets                                                9,961             7,287
                                                               ----------        ----------
    Total current assets                                          156,561           157,305

Investment in affiliates                                           59,063            52,516
Fixed assets                                                       36,433            37,045
Deferred income taxes                                              39,025            39,025
Deferred software and development costs                            30,101            32,869
Other intangible assets                                             2,683             2,661
Other assets                                                        8,970            10,357
                                                               ----------        ----------

                                                               $  332,836        $  331,778
                                                               ==========        ==========

      Liabilities, Redeemable Common Stock, and Permanent Shareholders' Equity

Accounts payable and accrued liabilities                       $   91,393        $  103,415
Note payable and book overdrafts                                   17,597               408
Income taxes payable                                                5,110             3,563
Deferred income taxes                                              28,612            28,612
                                                               ----------        ----------
    Total current liabilities                                     142,712           135,998

Accrued retirement benefits                                        88,576            86,697
Deferred rent and accrued lease losses                             12,894            14,938
Other noncurrent liabilities                                        6,870             9,908

Minority interest in subsidiaries                                     423               351

Redeemable Common Stock - $1 par value:
    25,000,000 shares authorized;
    17,528,479 and 18,130,429 issued
    and outstanding; at redemption value                           92,901            96,091

Permanent shareholders' equity:
Adjustment for redemption value
greater than amounts paid in by shareholders                      (36,248)          (37,674)
Retained earnings                                                  26,988            24,633
Cumulative translation gain (loss)                                 (2,280)              836
Commitments and contingencies
                                                               ----------        ----------

                                                               $  332,836        $  331,778
                                                               ==========        ==========





                               See accompanying notes

                             WATSON WYATT & COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (THOUSANDS OF U.S. DOLLARS)


                                                                        Six Months Ended December 31,
                                                                        -----------------------------
                                                                           1997               1996
                                                                        ----------         ----------
                                                                                 (Unaudited)
Cash flows from operating activities:
    Net income                                                          $    4,166         $      846
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for doubtful receivables from clients                      5,872              5,712
        Depreciation                                                         7,107              6,563
        Amortization of deferred software and development costs
            and other intangible assets                                      5,031              4,662
        Loss from affiliates                                                   782              3,117
        Minority interest in net income of consolidated subsidiaries           141                 84
        Other                                                                 (201)               (26)
        (Increase) decrease in assets:
            Receivables from clients                                       (20,403)           (12,493)
            Income taxes receivable                                           (145)                 -
            Other current assets                                            (2,529)            (2,723)
            Other assets                                                     1,088             (1,559)
        Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                       (12,022)            (7,966)
            Income taxes payable                                             1,547            (10,845)
            Accrued retirement benefits                                      1,879              4,429
            Deferred rent                                                   (2,044)             8,058
            Other noncurrent liabilities                                    (3,688)             2,107
                                                                        ----------         ----------
        Net cash used by operating activities                              (13,419)               (34)
                                                                        ----------         ----------

Cash flows from investing activities:
    Purchases of fixed assets                                               (5,791)            (6,782)
    Investment in software and development costs                            (1,912)            (5,272)
    Investment in affiliates                                                (7,325)            (6,500)
                                                                        ----------         ----------
        Net cash used in investing activities                              (15,028)           (18,554)
                                                                        ----------         ----------

Cash flows from financing activities:
    Net borrowings and bank overdrafts                                      17,189             13,100
    Issuances of Redeemable Common Stock                                       525                260
    Repurchases of Redeemable Common Stock                                  (4,100)            (8,111)
                                                                        ----------         ----------
        Net cash provided by financing activities                           13,614              5,249
                                                                        ----------         ----------

Cumulative translation gain (loss)                                          (3,116)               203
                                                                        ----------         ----------

Decrease in cash and cash equivalents                                      (17,949)           (13,136)

Cash and cash equivalents at beginning of period                            26,257             21,694
                                                                        ----------         ----------

Cash and cash equivalents at end of period                              $    8,308         $    8,558
                                                                        ==========         ==========







                                  See accompanying notes

                             WATSON WYATT & COMPANY
      CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT SHAREHOLDERS' EQUITY
                           (THOUSANDS OF U.S. DOLLARS)

                                                                                     Excess of Redemption
                                                                      Cumulative      Value Over Amounts
                                                     Retained         Translation         Paid in by
                                                     Earnings            Gain            Shareholders
                                                   -------------    -------------       -------------
Balance at June 30, 1997                           $      24,633    $         836       $     (37,674)

Net income                                                 4,166                -                   -
Effect of repurchases of 708,203 shares of
     common stock (various prices per share)              (1,811)               -               1,811
Foreign currency translation adjustment                        -           (3,116)                  -
Adjustment of redemption value for change
     in formula book value per share                           -                -                (385)
                                                   -------------    -------------       -------------

Balance at December 31, 1997 (unaudited)           $      26,988    $      (2,280)      $     (36,248)
                                                   =============    =============       =============





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

       The results of operations for the six months ended December 31, 1997 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 1998. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Under the Company's bylaws, the Company is obligated to repurchase its Redeemable Common Stock. Accordingly, the redemption value of outstanding shares is classified as Redeemable Common Stock and not as permanent shareholders' equity. Redeemable Common Stock is equal to the number of shares outstanding multiplied by the Formula Book Value per share, which was $5.30 per share at December 31, 1997 and June 30, 1997. Permanent shareholders' equity includes an adjustment for the difference between the redemption value of the Redeemable Common Stock and the amounts actually paid by shareholders for the shares.

3. During the six months ended December 31, 1997, the Company repurchased 708,203 shares of common stock at various prices per share depending upon the date of redemption. The computation of earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. The number of shares used in the computation is 17,679,000 and 17,000,000 for the three months ended December 31, 1997 and 1996, respectively, and 17,831,000 and 17,341,000 for the six months ended December 31, 1997 and 1996, respectively. The Company has no convertible debt or stock options outstanding that would dilute earnings per share.

4. The annual sale of common stock to eligible purchasers (as defined in the Company's bylaws), which in recent years has been announced in December and completed in March, was deferred until current important issues of business strategy and financial investments are resolved.

5. Summarized operating results reported by the Company's affiliate, Wellspring Resources, LLC ("Wellspring"), for the quarter ended December 31, 1997, are an after tax loss of $0.9 million reflecting $15.5 million in revenue and expenses of $16.4 million. For the six months ended December 31, 1997, Wellspring reported an after tax loss of $1.4 million with revenue of $28.7 million and expenses of $30.1 million. The Company contributed $9.8 million for the six month period to fund Wellspring's cash operating needs. For the six-month period ended December 31, 1996, the Company invested $4.0 million in Wellspring. Wellspring's operating losses and additional cash requirements are expected to continue for the foreseeable future. The Company and the co-owner of Wellspring, State Street Bank and Trust ("State Street"), are continuing to fund

   Wellspring cash requirements while exploring alternative strategies to address the unexpectedly high levels of investment in Wellspring and the future operating losses projected by Wellspring.

   The Company guarantees certain leases for office premises and equipment for Wellspring. Minimum rentals under these leases, which are guaranteed jointly and severally by the Company and State Street, the owners of Wellspring, are $4.3 million for the remainder of fiscal year 1998 and aggregate $73.5 million for the remaining lease terms, which expire at various dates from the present through 2007. In addition, the Company and State Street guarantee Wellspring's obligation to a customer in the event of termination without cause. The amount of this guarantee by the Company at December 31, 1997 was $5.0 million,and declines monthly through the year 2002.

6. During fiscal year 1997, the Company recorded sublease and lease termination losses of $12.1 million, of which $10.3 million related to the relocation of the corporate office space. The corporate office relocation to a less expensive suburban location results in a reduction of occupancy expense in future years.


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

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect consolidated balance sheets as of the end of the second quarter of fiscal year 1998 (December 31, 1997) and as of the end of the prior fiscal year 1997 (June 30, 1997), and consolidated statements of operations, of cash flows and of changes in permanent shareholders' equity for the three and six months ended December 31, 1997 and 1996.

RESULTS OF OPERATIONS--SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1996.

For the first six months of fiscal year 1998 the Company produced net income of $4.2 million, an increase of $3.3 million from net income of $0.8 million for the first six months of fiscal year 1997. Fiscal year 1997 results include a sublease and lease termination loss of $4.7 million ($10.3 million before taxes) associated with the relocation of the corporate offices in Washington, D.C. to a less expensive suburban facility and $0.8 million ($1.8 million before taxes) in other lease losses.

Fees for the first six months of fiscal year 1998 total $269.1 million compared to $252.5 million for the first six months of fiscal year 1997, an increase of $16.6 million, or 7%. The Company's North American and Latin

American consulting offices as well as the Human Capital and Retirement practices are experiencing strong revenue growth.

Salaries and employee benefit expenses for the second quarter of fiscal year 1998 were $65.5 million, an increase of $8.5 million, from $57.0 million in the second quarter of fiscal year 1997. The Company incurred salaries and employee benefit expenses of $129.7 million in the first six months of fiscal year 1998, an increase of $10.0 million, or 8%, from $119.6 million the prior fiscal year. The increase in costs is attributable to normal annual salary increases effective in October and an increase in the number of associates from the same period in fiscal year 1997.

Occupancy and communication expenses during the second quarter of fiscal year 1998 totaled $15.6 million, a decrease of $5.9 million, or 27%, from the second quarter of the prior year. For the first six months of fiscal year 1998, occupancy and communication expenses totaled $30.8 million, a decrease of $9.7 million, or 24%, from the first six months of the prior year. Fiscal year 1997 includes the $12.1 million in sublease and lease termination losses primarily from the relocation of the corporate office to lower cost space in a suburban location. Excluding these lease losses, occupancy and communications expenses increased by $2.4 million dollars from last year, due primarily to facility costs of $1.3 million and other office expenses.

Professional and subcontracted services were $25.4 million during the second quarter of fiscal year 1998, an increase of $2.6 million over the second quarter of the prior fiscal year. For the first six months of fiscal year 1998, professional and subcontracted services were $45.1 million, an increase of $1.9 million, or 4%, over $43.2 million for the first six months of fiscal year 1997. The increase is primarily due to costs charged to the Company by Wellspring for servicing the retained outsourcing clients net of decreased expenses from the consulting offices.

Other costs of providing services were $7.6 million for the second quarter of fiscal year 1998, up $1.2 million, or 19%, from the second quarter of fiscal year 1997. For the first six months of fiscal year 1998, other costs of providing services increased by $2.6 million, or 21%, to $14.6 million from $12.0 million the prior year. The expense growth includes a general increase in travel expense of $1.0 million, office promotional expense of $1.1 million, and increased publications expense.

General and administrative ("G&A") expenses for the second quarter of fiscal year 1998 were $13.3 million, a $2.7 million, or 26%, increase from the second quarter of fiscal year 1997. For the first six months of fiscal year 1998, G&A expenses were $23.7 million, a $3.2 million increase from $20.5 million the prior fiscal year. The increase in expense is primarily attributable to strategic costs associated with our business strategy initiatives and higher corporate advertising and promotional expense.

Depreciation and amortization expense increased $1.1 million in the second quarter of fiscal year 1998 over the second quarter of fiscal year 1997. Similarly, for the first six months of fiscal year 1998, depreciation and amortization increased $2.3 million, or 20%, over the prior year expense of $11.2 million. The increased expense is primarily due to the amortization of capitalized software and development costs.

Income before income taxes and minority interest of $9.9 million for the first six months of fiscal year 1998 resulted in a tax provision of $5.6 million, or an effective tax rate of 57%, compared to 54% in fiscal year 1997. The higher effective tax rate for the six months ended December 31, 1997 is due to a change in the mix of foreign and domestic income.

Loss from affiliates was $0.8 million for the six months ended December 31, 1997 compared to $3.1 million for the six months ended December 31, 1996. The majority of these losses result from the Company's affiliate, Wellspring. The apparent improvement for the six months ended December 31, 1997 over the same period in 1996 is due to the commencement by Wellspring of some client services yielding increased operating revenues. However, Wellspring does not project operating profits in the future as they begin the amortization of software development costs, and the Company anticipates that Wellspring will continue to experience significant operating losses for the foreseeable future. Wellspring is also requiring cash investments in fiscal 1998 at the same levels as fiscal 1997, which exceed the Company's financial plan.

Wellspring provides services for certain clients ("Retained Clients") under contract with the Company. The costs of such services also continue to exceed the Company's financial plan and Wellspring's budgeted amounts.

The Company and State Street continue to fund Wellspring while exploring alternative strategies to address the unexpectedly high levels of investment in Wellspring and the projected future operating losses for Wellspring. The strategic alternatives for Wellspring currently being considered by the Company and State Street include the possible reduction or cessation of the Company's involvement with Wellspring. Such alternatives could result in the write-off of all or part of the Company's investment in Wellspring and the Retained Clients and the incurrence of significant costs necessary to downsize the outsourcing business.

LIQUIDITY AND CAPITAL RESOURCES.

The Company relies primarily on funds from operations and short-term borrowings as its sources of liquidity. The Company believes that it has access to ample financial resources to finance its growth, meet its commitments to affiliates as well as support ongoing operations. The Company's cash and cash equivalents at December 31, 1997 totaled $8.3 million, compared to $26.3 million at June 30, 1997. The Company had borrowings outstanding under its line of credit of $12.9 million at December 31, 1997 and no borrowings at June 30, 1997.

CASH FROM OPERATIONS. Cash flows from operating activities were $13.4 million less for the six months ended December 31, 1997 compared to the previous year. Net income was up $3.3 million, offset by increased investments in accounts receivable of $7.9 million and payment of accounts payable of $4.1 million. Receivable increases are due to greater consulting input in 1997. Greater accounts payable payments in 1997 resulted from the increased bonus payment in 1997. Income tax payments were greater in October 1996 for fiscal 1995 than in October 1997 for fiscal 1996. Deferred rent decreased as sublease losses accrued in 1996 were paid in 1997. Noncurrent liabilities decreased due to decreased deferred fee income of $5.1 million.

The Company's ratio of current assets to current liabilities was 1.1 at December 31, 1997 and 1.2 at June 30, 1997.

CASH FROM INVESTING ACTIVITIES. Investing activity cash outflow was $15.0 million for the six months of fiscal year 1998, versus $18.6 million for the same period in fiscal year 1997. The decrease in investing activities cash outflows was due to increased investment, by $0.8 million, in Wellspring to fund the development effort and operating losses offset by lower investment in software and development costs by $3.4 million.

Anticipated commitments of funds are estimated at $27.7 million for the remainder of fiscal year 1998, including expected purchases of capital assets and 50% of the capital requirements of Wellspring. The Company expects operating cashflows to provide for the Company's cash needs. However, if the Company proceeds with certain strategic alternatives being considered with respect to its investment in Wellspring, it may be necessary for the Company to borrow under its revolving line of credit to meet cash needs.

The Company's revolving credit line matures on January 5, 2001. As of December 31, 1997, $35.9 million dollars of the credit line was available to the Company as revolving credit for operating needs, compared to $37.0 million on December 31, 1996.

CASH FROM FINANCING ACTIVITIES. Cash flow provided by financing activities was $13.6 million for the first six months of fiscal year 1998, versus $5.2 million in the preceding fiscal year. The increase is due primarily to the higher level of borrowing and bank overdrafts of $4.1 million in fiscal year 1998 and $4.0 million less in stock repurchases.


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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Board Election

At the fifty-first annual meeting of shareholders of the Company, held on November 20, 1997, the shareholders elected sixteen (16) nominees to the Board. Proxies representing 14,424,198 shares were received (total shares outstanding as of the Record Date were 17,704,328) and the results of the voting were as follows:

NOMINEES TO THE BOARD            FOR               WITHHOLD

Charles A. Clemens               13,811,345          612,854
Paul R. Daoust                   13,076,139        1,348,060
Paula A. DeLisle                 14,199,641          224,558
David B. Friend                  13,701,085          723,114
John J. Gabarro                  13,816,518          607,681
John J. Haley                    14,144,815          279,384
Gary T. Hallenbeck               12,531,961        1,892,238
Ira T. Kay                       14,147,526          276,673
Brian E. Kennedy                 14,236,877          187,322
Robert D. Masding                14,213,589          210,610
R. Michael McCullough            14,132,698          291,501
Gail E. McKee                    13,467,077          957,122
Paul V. Mee                      13,381,099        1,043,100
A.W. Smith, Jr.                  13,378,484        1,045,715
John A. Steinbrunner             14,142,998          281,201
A. Grahame Stott                 14,007,481          416,718


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

    None

b.  Reports on Form 8-K

    None

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt & Company
(Registrant)




/S/ A. W. Smith, Jr.                                      February 10, 1997
--------------------                                      -----------------
Name:      A. W. Smith, Jr.                               Date
Title:     President and Chief
           Executive Officer

/S/ Barbara L. Landes                                     February 10, 1997
---------------------                                     -----------------
Name:      Barbara L. Landes                              Date
Title:     Vice President, Finance and
           Chief Financial Officer