Form 10-Q
period 1998-03-31
WATSON WYATT & CO
filed 1998-05-06
CIK 892968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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
                                    Yes X No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1998.

Common Stock,  $1.00 par value                                16,254,990
------------------------------                                ----------
          Class                                            Number of Shares


                             WATSON WYATT & COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Thousands of U.S. Dollars, Except Per Share Amounts)

                                                           Quarters Ended March 31,                Nine Months Ended March 31,
                                                         ------------------------------           ------------------------------
                                                            1998              1997                    1998              1997
                                                         ------------      ------------           ------------      ------------
                                                                  (Unaudited)                              (Unaudited)
Fees                                                     $    124,558      $    119,278           $    377,828      $    361,008

Costs of providing services:
    Salaries and employee benefits                             70,293            63,715                199,959           183,345
    Occupancy and communications                               15,422            15,493                 46,229            55,956
    Professional and subcontracted services                    11,626             8,278                 37,699            36,979
    Other                                                       6,666             6,243                 21,290            18,260
                                                         ------------      ------------           ------------      ------------
                                                              104,007            93,729                305,177           294,540

General and administrative expenses                            12,849            12,472                 36,556            33,005
Depreciation and amortization                                   5,576             5,140                 14,797            14,932
                                                         ------------      ------------           ------------      ------------
                                                              122,432           111,341                356,530           342,477

Income from operations                                          2,126             7,937                 21,298            18,531

Other:
    Interest income                                               119               701                    605             1,158
    Interest expense                                           (1,168)             (573)                (2,594)           (1,340)

Loss from affiliates                                             (215)             (376)                  (219)             (208)
                                                         ------------      ------------           ------------      ------------


Income before income taxes and minority interest                  862             7,689                 19,090            18,141

Provision for income taxes:
    Current                                                       470             3,345                  8,953             7,854
    Deferred                                                        -                 -                      -                 -
                                                         ------------      ------------           ------------      ------------
                                                                  470             3,345                  8,953             7,854
                                                         ------------      ------------           ------------      ------------


Income before minority interest                                   392             4,344                 10,137            10,287


Minority interest in net (income) loss of
consolidated subsidiaries                                          86                (2)                   (55)              (86)
                                                         ------------      ------------           ------------      ------------

Net income from continuing operations                             478             4,342                 10,082            10,201

Discontinued operations:

Loss from operations of discontinued Outsourcing
Business (less applicable income tax benefit of
$1,895, $2,425 and $4,772, $5,872 respectively)                (1,664)           (3,586)                (7,102)           (8,599)

Loss on disposal of Outsourcing Business, including
provision of $12,100 for operating losses during
phaseout period (less applicable income tax benefit
of $48,148)                                                   (71,652)                -                (71,652)                -

                                                         ============      ============           ============      ============
Net (loss) income                                        $    (72,838)     $        756           $    (68,672)     $      1,602
                                                         ============      ============           ============      ============



Earnings per share, continuing operations                $       0.03      $       0.26           $       0.58   $          0.59
                                                         ============      ============           ============      ============

(Loss) earnings per share, net (loss) income             $      (4.30)     $       0.04           $      (3.92)     $       0.09
                                                         ============      ============           ============      ============



                             See accompanying notes
                                       -2-

                             WATSON WYATT & COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           (Thousands of U.S. Dollars)

                                                     March 31,        June 30,
                                                       1998             1997
                                                    ----------       ---------
                                                    (Unaudited)
                                    ASSETS

Cash and cash equivalents                           $   11,004       $  26,257
Receivables from clients:

   Billed, net of allowances of $4,082 and $2,525       72,984          67,393
   Unbilled                                             64,171          56,368
                                                    ----------       ---------
                                                       137,155         123,761

Income taxes receivable                                 45,590               -
Other current assets                                     6,658           7,287
                                                    ----------       ---------
   Total current assets                                200,407         157,305

Investment in affiliates                                17,654          52,516
Fixed assets                                            35,251          37,045
Deferred income taxes                                   39,095          39,025
Deferred software and development costs                  8,070          32,869
Other intangible assets                                  2,524           2,661
Other assets                                             9,466          10,357
                                                    ----------       ---------

                                                    $  312,467       $ 331,778
                                                    ==========       =========

   LIABILITIES, REDEEMABLE COMMON STOCK, AND PERMANENT SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities            $  112,797       $ 103,415
Note payable and book overdrafts                        28,637             408
Income taxes payable                                         -           3,563
Deferred income taxes                                   28,536          28,612
                                                    ----------       ---------
   Total current liabilities                           169,970         135,998

Accrued retirement benefits                             83,096          86,697
Deferred rent and accrued lease losses                  11,957          14,938
Other noncurrent liabilities                            44,226           9,908

Minority interest in subsidiaries                          273             351

Redeemable Common Stock - $1 par value:
   25,000,000 shares authorized;
   16,476,915 and 18,130,429 issued
   and outstanding; at redemption value                 87,328          96,091

Permanent shareholders' equity:
Adjustment for redemption value greater than
amounts paid in by shareholders                        (34,074)        (37,674)
Retained (deficit) earnings                            (48,025)         24,633
Cumulative translation (loss) gain                      (2,284)            836

Commitments and contingencies
                                                    ----------       ---------

                                                    $  312,467       $ 331,778
                                                    ==========       =========


                             See accompanying notes

                             WATSON WYATT & COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Thousands of U.S. Dollars)


                                                                                           Nine Months Ended March 31,
                                                                                          ------------------------------
                                                                                             1998               1997
                                                                                          ------------       -----------
                                                                                                   (Unaudited)

Cash flows from operating activities:
    Net (loss) income                                                                     $   (68,672)       $    1,602
    Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
        Non-cash charge for loss on disposal of Outsourcing Business                          119,800                 -
        Tax effect of non-cash charge for loss on disposal of Outsourcing Business            (48,148)                -
        Provision for doubtful receivables from clients                                        (2,867)            6,800
        Depreciation                                                                           11,357            10,181
        Amortization of deferred software and development costs
            and other intangible assets                                                         9,230             7,371
        Change in deferred income taxes                                                          (147)                -
        Loss from affiliates                                                                    1,637             5,076
        Minority interest in net income of consolidated subsidiaries                               55                86
        Other                                                                                    (154)              (59)
        (Increase) decrease in assets:
            Receivables from clients                                                          (10,527)          (13,192)
            Income taxes receivable                                                             2,558                 -
            Other current assets                                                                  629              (309)
            Other assets                                                                          590            (3,573)
        (Decrease) increase in liabilities:
            Accounts payable and accrued liabilities                                           (9,355)           (5,648)
            Income taxes payable                                                               (3,563)          (10,672)
            Accrued retirement benefits                                                        (3,601)            4,935
            Deferred rent and accrued lease losses                                             (2,981)            5,935
            Other noncurrent liabilities                                                       (3,693)             (950)
                                                                                          -----------        ----------
        Net cash (used) provided by operating activities                                       (7,852)            7,583
                                                                                          -----------        ----------

Cash flows from investing activities:
    Purchases of fixed assets                                                                  (8,854)          (10,213)
    Investment in software and development costs                                               (2,506)           (5,535)
    Investment in affiliates                                                                  (12,001)          (11,570)
                                                                                          -----------       -----------
        Net cash used in investing activities                                                 (23,361)          (27,318)
                                                                                          -----------       -----------

Cash flows from financing activities:
    Net borrowings and bank overdrafts                                                         28,229             5,700
    Issuances of Redeemable Common Stock                                                          525            15,098
    Repurchases of Redeemable Common Stock                                                     (9,674)          (14,689)
                                                                                          -----------       -----------
        Net cash provided by financing activities                                              19,080             6,109
                                                                                          -----------       -----------

Cumulative translation (loss) gain                                                             (3,120)               56
                                                                                          -----------       -----------

Decrease in cash and cash equivalents                                                         (15,253)          (13,570)

Cash and cash equivalents at beginning of period                                               26,257            21,694
                                                                                          -----------       -----------

Cash and cash equivalents at end of period                                                $    11,004       $     8,124
                                                                                          ===========       ===========




                             See accompanying notes
                                       -4-


                             WATSON WYATT & COMPANY
      CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT SHAREHOLDERS' EQUITY
                           (Thousands of U.S. Dollars)

                                                                                                  Excess of Redemption
                                                            Retained            Cumulative         Value Over Amounts
                                                            Earnings            Translation            Paid in by
                                                            (Deficit)           Gain (Loss)           Shareholders
                                                          ------------         -------------         --------------
Balance at June 30, 1997                                  $     24,633         $         836         $      (37,674)

Net loss                                                       (68,672)                    -                      -
Effect of repurchases of 1,759,767 shares of
     common stock (various prices per share)                    (3,986)                    -                  3,986
Foreign currency translation adjustment                              -                (3,120)                     -
Adjustment of redemption value for change
     in formula book value per share                                 -                     -                   (386)
                                                          ------------         -------------         --------------

Balance at March 31, 1998 (unaudited)                     $    (48,025)        $      (2,284)        $      (34,074)
                                                          ============         =============         ==============

                            See accompanying notes

                             WATSON WYATT & COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements of Watson Wyatt & Company and its subsidiaries, (collectively, "Watson Wyatt" or "the Company"), are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 1997.

   The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 1998. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Under the Company's bylaws, the Company is obligated to repurchase its Redeemable Common Stock. Accordingly, the redemption value of outstanding shares is classified as Redeemable Common Stock and not as permanent shareholders' equity. Redeemable Common Stock is equal to the number of shares outstanding multiplied by the Formula Book Value per share, which was $5.30 per share at March 31, 1998 and June 30, 1997. Permanent shareholders' equity includes an adjustment for the difference between the redemption value of the Redeemable Common Stock and the amounts actually paid by shareholders for the shares.

3. During the nine months ended March 31, 1998, the Company repurchased 1,759,767 shares of common stock at various prices per share depending upon the date of redemption. The computation of earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. The number of shares used in the computation is 16,935,000 and 16,841,000 for the three months ended March 31, 1998 and 1997, respectively, and 17,503,000 and 17,197,000 for the nine months ended March 31, 1998 and 1997, respectively. The Company has no convertible debt or stock options outstanding that would dilute earnings per share.

4. The annual sale of common stock to eligible purchasers (as defined in the Company's bylaws), which in recent years has been announced in December and completed in March, was deferred until current important issues of business strategy and financial investments were resolved.

5. During fiscal year 1997, the Company recorded sublease and lease termination losses of $12.1 million, of which $10.3 million related to the relocation of the corporate office space. The corporate office relocation to a less expensive suburban location results in a reduction of occupancy expense in future years.

6. On April 6, 1998, the Company entered into a Redemption, Restructuring, and Indemnity Agreement ("the Restructuring Agreement") with State Street Bank and Trust Co. ("State Street") and Wellspring Resources, LLC ("Wellspring") by which Wellspring redeemed the Company's 50% interest in Wellspring effective April 1, 1998. The restructuring effected pursuant to the Restructuring Agreement implements a Discontinuation Plan approved by the Company's Board of Directors on

February 18, 1998 which provided for the Company's exit from the total Benefits Administration Outsourcing Business ("Outsourcing Business").

Following the redemption of the Company's interest in Wellspring, Wellspring will continue to operate as a wholly-owned subsidiary of State Street. Certain outsourcing contracts retained by the Company when Wellspring was initially formed in 1996 ("Retained Clients"), will continue to be performed by the Company until their respective contract expirations. Two of the three Retained Clients' contracts expire within the next year. The Company has identified alternative resolutions for the contractual relationship with the third client. The Company and the client are in discussion as to which alternative is mutually advantageous. The Company will continue to provide services under these agreements using facilities and personnel provided by Wellspring until these arrangements expire.

In connection with the restructuring transactions, the Company has agreed to indemnify Wellspring for certain costs and losses incurred as a result of services provided by Wellspring on the Company's behalf. Further, the Company has been released from certain liabilities relating to the Wellspring business in connection with the redemption.

The discontinuation of the Company's Outsourcing Business results in the write-off of the Company's investment in Wellspring, which had a book value at the disposal date of $45.2 million. In addition, the Company has written off $14.0 million in unamortized deferred software and development costs net of related deferred revenues related to the Retained Clients. Further, a provision of $60.6 million has been recorded for contract termination expenses, lease guarantees, potential severance and other expenses related to the Company's exit from the Outsourcing Business.

The Company reported this transaction on Form 8-K with the SEC on April 21, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Watson Wyatt & Company, together with its affiliates and consolidated subsidiaries, provides human resource and employee benefits consulting and administrative/recordkeeping services. The Company also derives fees from sales of surveys and licensing of software. The Company works with organizations of all sizes, from the largest multinationals to public employers and nonprofit institutions.

Founded in 1946, Watson Wyatt is owned almost entirely by its active employees. The Company is incorporated in Delaware, and its principal executive offices are located at 6707 Democracy Boulevard, Bethesda, MD 20817. Together with its affiliates, it operates globally as Watson Wyatt Worldwide.

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect consolidated balance sheets as of the end of the third quarter of fiscal year 1998 (March 31, 1998) and as of the end of the prior fiscal year 1997 (June 30, 1997), and consolidated statements of operations, of cash flows and of changes in permanent shareholders' equity for the three and nine months ended March 31, 1998 and 1997.

RESULTS OF OPERATIONS--NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997.

For the first nine months of fiscal year 1998 the Company produced a net loss of $68.7 million which includes an after tax loss of $78.8 million for the discontinuation of the Outsourcing Business. Without this impact of discontinued operations, the Company's income from operations increased $2.8 million for the nine month period compared to 1997, driven by revenue increases of $16.8 million. These revenue increases are offset by increasing interest expense and taxes such that net income from continuing operations decreased $0.1 million. Fiscal year 1997 results include a sublease and lease termination loss of $4.7 million ($10.3 million before taxes) associated with the relocation of the corporate offices in Washington, D.C. to a less expensive suburban facility and $0.8 million ($1.8 million before taxes) in other lease losses.

Fees for the first nine months of fiscal year 1998 total $377.8 million compared to $361.0 million for the first nine months of fiscal year 1997, an increase of $16.8 million, or 5%. This increase is due primarily to the Company's North American and Latin American consulting offices. In addition, the Human Capital, HR Technology and Retirement practices are experiencing strong revenue growth.

The Company incurred salaries and employee benefit expenses of $200.0 million in the first nine months of fiscal year 1998, an increase of $16.6 million, or 9%, from $183.3 million in the prior fiscal year. Similar growth occurred in the third quarter of fiscal year 1998 compared to the same quarter in fiscal year 1997. The increase in costs is attributable to normal annual salary increases effective in October and a 6% increase in the number of associates from the same period in fiscal year 1997.

Occupancy and communication expenses during the third quarter of fiscal year 1998 totaled $15.4 million, a decrease of $0.1 million from the third quarter of the prior year. For the first nine months of fiscal year 1998, occupancy and communication expenses totaled $46.2 million, a decrease of $9.7 million, or 17%, from the first nine months of the prior year. Fiscal year 1997 includes the $12.1 million in sublease and lease termination losses primarily from the relocation of the corporate office to lower cost space in a suburban location in the first half of the fiscal year. Excluding these lease losses, occupancy and communications expenses increased by $2.4 million from last year, due primarily to normal facility and office expense increases.

Professional and subcontracted services were $11.6 million during the third quarter of fiscal year 1998, an increase of $3.3 million over the third quarter of the prior fiscal year. For the first nine months of fiscal year 1998, professional and subcontracted services were $37.7 million, an increase of $0.7 million, or 2%, over $37.0 million for the first nine months of fiscal year 1997. The quarterly increase in expenditures is related to timing differences, as the year to year comparisons for the nine month periods are similar.

Other costs of providing services were $6.7 million for the third quarter of fiscal year 1998, up $0.4 million from the third quarter of fiscal year 1997. For the first nine months of fiscal year 1998, other costs of providing services increased by $3.0 million, or 17%, to $21.3 million from $18.3 million in the prior year. The expense growth includes a general increase in travel expense of $1.6 million, office promotional expense of $1.2 million, and the remainder from increased publications expense.

General and administrative ("G&A") expenses for the third quarter of fiscal year 1998 were $12.8 million, a $0.4 million, or 3%, increase from the third quarter of fiscal year 1997. For the first nine months of fiscal year 1998, G&A expenses were $36.6 million, a $3.6 million increase from $33.0 million in the prior fiscal year. The increase in expense is primarily attributable to costs associated with our business strategy initiatives and higher corporate advertising and promotional expense.

Depreciation and amortization expense increased $0.4 million in the third quarter of fiscal year 1998 over the third quarter of fiscal year 1997 due to the completion of new software products released in the third quarter of fiscal year 1998. In the nine month period ending March 31, 1998, depreciation and amortization expense was equivalent to the same period in fiscal year 1997.

Interest expense in 1998 has increased due to higher, sustained debt levels in the nine month period and the third quarter of 1998 compared to the same periods in 1997. Increased borrowings occurred due to the delay of the annual stock sale.

Income before income taxes and minority interest of $19.1 million for the first nine months of fiscal year 1998 resulted in a tax provision of $9.0 million, or an effective tax rate of 47%, compared to 43% in 1997. The change in rates year-to-date reflects changes in income in various tax jurisdictions where the Company does business.

Loss from affiliates was unchanged year to year at $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES.

The Company relies primarily on funds from operations and short-term borrowings as its sources of liquidity. The Company believes that it has access to ample financial resources to finance its growth, support ongoing operations and finance the discontinuance of the Outsourcing Business. The Company's cash and cash equivalents at March 31, 1998 totaled $11.0 million, compared to $26.3 million at June 30, 1997. The Company had borrowings outstanding under its line of credit of $24.9 million at March 31, 1998 and no borrowings at June 30, 1997. Borrowings have increased due to the cash needs of the Company and the delay of the annual stock sale.

CASH FROM OPERATIONS. Cash outflows from operating activities were $7.9 million for the nine months ended March 31, 1998 compared to cash inflows of $7.6 million in the first nine months of the previous year. The major components of the $15.5 million change are a reduction in the provision for doubtful accounts of $2.9 million in 1998 compared with a $6.8 million increase in the provision for the same period in 1997. The change in the provision reflects lower reserve requirements in 1998 than in 1997. Income taxes payments used $3.6 million in cash in 1998 compared with $10.7 million in 1997 due to smaller tax payments in 1998 compared to 1997. Accrued retirement benefits used $8.5 million more in cash in 1998 primarily due to higher payments of non-qualified benefits in 1998 compared with 1997.

Deferred rent used $8.9 million more cash in 1998 than 1997 as amounts accrued in 1997 were partially paid in 1998.

The remaining changes in uses or provision of cash between 1998 and 1997 net to $4.9 million and are individually portrayed on the consolidated statements of cash flows.

CASH FROM INVESTING ACTIVITIES. Investing activities required $4.0 million less cash in 1998 than 1997 primarily due to lower software development costs through the first nine months of 1998 compared to the same period in 1997.

Anticipated commitments of funds are estimated at $11.3 million for the remainder of fiscal year 1998, primarily related to purchases of capital assets.

The Company's existing revolving credit line matures on January 5, 2001. As of March 31, 1998, $27.4 million dollars of the credit line was available to the Company as revolving credit for operating needs, compared to $30.0 million on March 31, 1997. The Company has a signed letter of commitment to renegotiate and increase the revolving credit line to levels sufficient to fund the Company's working capital needs including the Company's exit from the Outsourcing Business. Pending the renegotiation of the Company's existing line of credit, certain bank covenants have been waived.

CASH FROM FINANCING ACTIVITIES. The $15.5 million difference in operating cash was financed by $22.5 million in additional borrowings as the deferral of the stock sale eliminated the normal cash generation which was $15.0 million in 1997. The Company also redeemed $5.0 million less stock in 1998 than in 1997 due to changes in requests from retiring and terminating associates.

The Company's ratio of current assets to current liabilities was 1.2 at both March 31, 1998 and June 30, 1997.


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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Amendment to Article 9 of the Restated Bylaws

On April 2, 1998 the shareholders voted to approve an amendment to the Company's Bylaws. This amendment authorized modifying the formula for determining the price of the Company's Redeemable Common Stock to eliminate the effect on the share value of the discontinuation of the Outsourcing Business. The modified formula, which is called "Modified Formula Book Value," will be used to determine share price for stock transactions in periods beginning on June 30, 1998.

The amendment was approved by the affirmative vote of more than 80% of the Company's outstanding stock (as required per Section 9 of the Bylaws) as follows:

    For:            15,552,357
    Against:           168,768
    Abstain:           154,962

In January 1998, the Company deferred the annual sale of Common Stock until the resolution of important issues of business strategy and financial investments. The Company does not expect to conduct an annual stock sale before the end of Fiscal Year 1998.


ITEM 5. OTHER INFORMATION

The Company's Chief Operating Officer, Mr. Paul R. Daoust, has announced his intention to retire from the Company after nearly twenty-nine years of service, effective June 30, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

    None

b.  Reports on Form 8-K

    The Company filed a Form 8-K with the SEC on April 21, 1998, describing the discontinuation of the Company's Outsourcing Business. The filing included pro forma financial statements.

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt & Company
(Registrant)




/S/ A. W. Smith, Jr.                                  May 6, 1998
-----------------------                               ------------
Name:      A. W. Smith, Jr.                           Date
Title:     President and Chief
           Executive Officer

/S/ Barbara L. Landes                                 May 6, 1998
---------------------                                 ------------
Name:      Barbara L. Landes                          Date
Title:     Vice President, Finance and
           Chief Financial Officer