Form 10-K
period 1998-06-30
WATSON WYATT & CO
filed 1998-09-24
CIK 892968

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended June 30, 1998
                                      OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______ to _______

                       Commission File Number: 0-20724
                            WATSON WYATT & COMPANY
            (Exact name of registrant as specified in its charter)

       DELAWARE                                                 53-0181291
    (State or other                                          (I.R.S. Employer
    jurisdiction of                                         Identification No.)
   incorporation or
     organization)
                           6707 DEMOCRACY BOULEVARD
                                  SUITE 800
                              BETHESDA, MD 20817
         (Address of Principal executive offices including zip code)
                                (301) 581-4600
             (Registrant's telephone number, including area code)
_______________________________________________________________________________
         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

  TITLE OF EACH CLASS                                      NAME OF EACH EXCHANGE
  TO BE SO REGISTERED                                       ON WHICH REGISTERED

         NONE                                                        NONE
         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

  COMMON STOCK, $1.00                                           OUTSTANDING AT
       PAR VALUE                                              SEPTEMBER 24, 1998
   (TITLE OF CLASS)                                           15,055,015 SHARES

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is $81,217,602. The aggregate market value was computed by using the Formula Book Value of the stock (calculated in accordance with the bylaws) as of September 24, 1998.

                     Documents Incorporated by Reference

The registrant's definitive proxy statement for its 1998 annual meeting of shareholders (which is to be filed pursuant to General Instruction G of Form 10-K not later than October 28, 1998), is incorporated by reference into Part III of this Form 10-K.

PART I


ITEM 1.     BUSINESS.

GENERAL

Watson Wyatt & Company, together with its affiliates and consolidated subsidiaries, (collectively, "Watson Wyatt" or "the Company"), provides employee benefits, human resources and human resources systems technology consulting. The Company and its alliance partner Watson Wyatt Partners, a United Kingdom partnership, operate as Watson Wyatt Worldwide. The Company works with organizations of all sizes, from the largest multinationals to public employers and nonprofit institutions.

Founded in 1946, Watson Wyatt is owned almost entirely by its active employees. The Company is incorporated in Delaware, and its principal executive offices are located at 6707 Democracy Boulevard, Suite 800, Bethesda, MD 20817. Together with its affiliates, it operates globally as Watson Wyatt Worldwide.

GLOBAL OPERATIONS

Watson Wyatt Worldwide provides services in the United States, Canada, Asia and the South Pacific, Europe, Africa, Latin America and the Caribbean. Watson Wyatt Worldwide employs approximately 5,100 associates.

The Company employs approximately 3,600 full-time associates in the following geographic areas:

North America                     2,960
Asia Pacific                        560
Latin America                        80
                                  -----
                                  3,600
                                  =====

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

BENEFITS CONSULTING: Analysis, design and implementation of client defined benefit retirement programs, including actuarial services and required reporting of plan contributions and funding levels, group health benefit plan design and provider selection, and defined contribution plan design and related services comprised 55%, 57% and 57% of fees in fiscal years 1998, 1997, and 1996, respectively.

HUMAN CAPITAL CONSULTING: Compensation plan design, benefits communication, and organization effectiveness comprised 13%, 13% and 12% of fees in fiscal years 1998, 1997 and 1996, respectively.

HR  TECHNOLOGY   CONSULTING:   Systems  for  human  resources   administration
comprised 9% of fees in fiscal years 1996 through 1998.

OTHER STRATEGIC CONSULTING SERVICES: Watson Wyatt provides other types of strategic consulting services, which individually represent less than 10% of total fees, and which accounted in the aggregate for 23%, 21% and 22% of fees in fiscal years 1998, 1997 and 1996, respectively. These services include consulting in the areas of risk management, international operations and sales of surveys.

Prior  year  percentages   have  been   recalculated  to  conform  to  current
classification.

COMPETITION

The human resource consulting business, including all of the Company's principal services, is highly competitive and has relatively low barriers to entry. There is no substantial difference between the competitive position of the Company's overall business as compared to its individual lines of business. The Company's competitors include other human resource consulting firms, insurance brokers, general management consultants, public accounting firms and, to some extent, mutual funds and other financial institutions. The human resource consulting field includes as many as ten principal competitors who offer services in the United States and, in several cases, internationally. Business Insurance (December, 1997) ranks Watson Wyatt as the fourth largest benefits consulting firm in the world.

Although competition is based primarily upon quality of service and availability of key consulting resources, in recent years in some aspects of the business, price is a more significant competitive factor. Other competitive factors of increasing importance are the quality and effectiveness of available technology and software and the ability to serve multinational clients.

AFFILIATES

On April 1, 1995, the Company (then The Wyatt Company or "Wyatt") transferred its United Kingdom operations to R. Watson & Sons ("Watsons"), an actuarial consulting partnership based in the United Kingdom, and received a beneficial interest in Watsons and a 10% interest in a defined profit pool of Watsons. Wyatt also transferred its Continental European operations to a newly formed holding company owned by Wyatt and Watsons ("WWHE") in exchange for 50.1% of its shares. On July 1, 1996, Wyatt and Watsons changed their names to Watson Wyatt & Company and Watson Wyatt Partners, respectively. While both remain separate legal entities, the companies are operating together as Watson Wyatt Worldwide. Effective July 1, 1998, the Company sold 50% of its interest in WWHE to Watsons.

On March 31, 1996, the Company transferred the Benefits Administration Outsourcing Business operations of Wyatt PREFERRED CHOICE ("WPC"), to a newly formed limited liability company, Wellspring Resources, LLC
("Wellspring"), owned 50% by Watson Wyatt and 50% by State Street Bank and Trust Company ("State Street"). The Company retained three pre-existing long term administrative and recordkeeping contracts and contracted with Wellspring to service those clients ("Retained Clients"). Effective April 1, 1998, the Company, State Street and Wellspring entered into a Redemption,
Restructuring and Indemnity Agreement whereby the Company's interest in Wellspring was redeemed, effecting the plan of discontinuation from the Benefits Administration Outsourcing Business adopted by the Board of
Directors in February 1998. The Company has recorded a charge of $69.9 million net of taxes for the discontinuation of its Benefits Administration Outsourcing Business. The Company continues to contract with Wellspring to provide services for the Retained Clients until those contracts expire. (See
Note 14 of Notes to the Consolidated Financial Statements).

ITEM 2.     PROPERTIES.

Watson Wyatt Worldwide operates in approximately 90 offices in cities throughout the world. With few exceptions, operations are carried out in leased offices under operating leases which normally do not exceed 10 years in length. The Company does not anticipate difficulty in meeting its space needs at lease expiration or if additional space is required earlier. The Company also evaluates office relocation on an ongoing basis to meet changing needs in its markets while minimizing its occupancy expense.

The fixed assets owned by Watson Wyatt represented approximately 14% of total assets at June 30, 1998 and consisted primarily of computer equipment, office furniture and leasehold improvements.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 2, 1998 at a special meeting of the shareholders of the Company, the shareholders voted to approve an amendment to the Company's Bylaws. This amendment authorized modifying the formula for determining the price of the Company's Redeemable Common Stock to eliminate the effect on the share value of the discontinuation of the Benefits Administration Outsourcing Business. The modified formula, which is called "Modified Formula Book Value," will be used to determine share price for stock transactions in periods beginning on July 1, 1998.

The amendment was approved by the affirmative vote of shareholders of more than 80% of the Company's outstanding stock (as required per Section 9 of the Bylaws) as follows:

For:                15,552,357
Against:               168,768
Abstain:               154,962


PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION; HOLDERS

There is no established public trading market for the Common Stock, nor is any likely to develop, since the transferability of all shares of the Company's Common Stock is restricted. Ownership of the

Company's Common Stock is generally limited to directors, full-time and certain part-time associates of the Company, its subsidiaries and affiliates, and corporations, partnerships, associations or other entities designated by the Board of Directors with which the Company has a business affiliation and the employees thereof. In addition, all shareholders of the Company, prior to selling any shares of the Company's Common Stock to a third party, must first offer such shares to the Company. As of September 24, 1998, there were 1,715 registered holders of the Company's Common Stock. Transfers of the Company's Common Stock are made at Modified Formula Book Value, as defined, and the current Modified Formula Book Value per share is calculated pursuant to the Company's bylaws to be $6.05 per share at June 30, 1998, as further described in the Notes to the Consolidated Financial Statements. This Modified Formula Book Value reflects an increase of approximately 14% from the Formula Book Value of $5.30 per share at June 30, 1997.

On April 2, 1998, the Company's shareholders approved a modification to the calculation of its Formula Book Value to eliminate the impact of the discontinuation of the Benefits Administration Outsourcing Business. (See Notes 10 and 12 of Notes to the Consolidated Financial Statements).

In January 1998, the Company deferred the annual sale of Common Stock until the resolution of important issues of business strategy and financial investments. The Company did not conduct a stock sale in fiscal year 1998, but anticipates conducting a stock sale in the third quarter of fiscal 1999.

DIVIDENDS

Under the Company's credit facility (See Note 9 of Notes to the Consolidated Financial Statements) the Company is required to observe certain covenants (including requirements as to minimum net worth) that affect the amounts available for the declaration or payment of dividends. Under the most restrictive of these covenants, approximately $9.3 million was available for the declaration or payment of dividends as of June 30, 1998. No dividends have been declared by the Company since fiscal year 1991. The declaration and payment of dividends by the Company is at the discretion of the Company's Board of Directors and depends on numerous factors, including, without limitation, the Company's net earnings, financial condition, availability of capital, debt covenant limitations, and other business needs of the Company and its subsidiaries and affiliates.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA.

The following table sets forth selected consolidated financial data of the Company as of and for each of the years in the five year period ended June 30, 1998. The selected consolidated financial data as of June 30, 1998 and 1997 and for each of the years in the three year period ended June 30, 1998 are derived from the audited consolidated financial statements of Watson Wyatt included in this Form 10-K and have been restated to reflect the Company's discontinued operations. The selected consolidated financial data as of June 30, 1996, 1995, 1994, and for each of the years ended June 30,
1995  and  1994 have  been  derived  from  audited   consolidated   financial
statements of Watson Wyatt not included in this Form 10-K and have been restated to reflect the Company's discontinued operations.

The selected consolidated financial data should be read in conjunction with Watson Wyatt's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 in this Form 10-K. Amounts are in thousands, except per share data.


                                                                        Year ended June 30,
                                                                        -------------------
Statement of Operations Data:                        1998         1997          1996         1995          1994
                                                     ----         ----          ----         ----          ----

Continuing operations
   Fees                                            $  512,660    $  486,502   $  475,298    $  465,788   $  436,197
   (Loss) income before income taxes and
      minority interest (See Note 12 of Notes
      to the Consolidated Financial Statements)       (42,966)       21,618       34,036        12,204       20,064
Discontinued operations - loss                        (69,906)      (11,483)     (10,480)       (4,059)      (4,640)
Net (loss) income (See Note 12 of Notes
      to the Consolidated Financial Statements)      (126,118)          898        9,355           849        5,636
(Loss) earnings per share                          $    (7.34)   $     0.05   $     0.51    $     0.05   $     0.29
Weighted average shares
    outstanding                                        17,170        17,438       18,516        19,248       19,160

                                                                        Year ended June 30,
                                                                        -------------------
Balance Sheet Data:                                  1998         1997          1996         1995          1994
                                                     ----         ----          ----         ----          ----

Investment in affiliates                           $   17,666    $   52,516   $   41,195    $   18,783   $      383
Deferred software and development costs                     -        32,869       35,746        28,979       12,479
Total assets                                          268,310       331,778      320,819       286,622      266,786
Redeemable Common Stock                                96,296        96,091       90,214        86,275       87,612
Formula Book Value
    per share [1]                                  $     6.05    $     5.30   $     4.94    $     4.51   $     4.44
Shares outstanding                                     15,917        18,130       18,262        19,130       19,732

[1]As described more fully in Note 10 of Notes to the Consolidated Financial Statements, effective with the fiscal year ended June 30, 1998, the Company modified its bylaws for calculating Formula Book Value per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997 (1997 HAS BEEN RECLASSIFIED TO REFLECT DISCONTINUED OPERATIONS. SEE NOTE 16 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

The Company had strong operating results in 1998 from continuing operations. Two major events also affected financial results in fiscal year 1998. The first event, the discontinuation of the Company's Benefits Administration Outsourcing Business, resulted in a $69.9 million loss due to the withdrawal from this line of business and is reported as a discontinued operation. The second event, a $69.9 million non-recurring compensation charge, was a required method of accounting for the change in the Company's bylaws to modify the Formula Book Value of the Company's stock to exclude the discontinued operations from the Formula Book Value calculation. This charge was reported as a component of continuing operations. Both of these events are discussed in more detail below and in the "Notes to the Consolidated Financial Statements".

During 1998 the Company discontinued its Benefits Administration Outsourcing Business including its investment in Wellspring. The Company recorded a loss on discontinuation net of taxes of $69.9 million which includes the write-off of its investment in Wellspring Resources, net capitalized software development costs for the Retained Clients and a provision for the completion of any obligations to clients, vendors or its former joint venture partner. As of the filing date, the Company believes it has adequately provided for future costs during the winddown of the discontinued operations.

Further, for fiscal year 1998, the Company has recorded a non-recurring compensation charge of $69.9 million. This charge arises because the Company modified the calculation of the Formula Book Value of its shares to eliminate the effect of the discontinued operations on the calculation. The charge is measured by the difference between what the value per share was at June 30, 1998 and what it would have been at that date without the modification. The charge does not reduce company resources but does reduce operating income from continuing operations. Management believes the Company's results from continuing operations are more comparable to prior years and are a better indication of current year results if they are analyzed without giving effect to such charge. In such case the "Cost of providing services" in 1998 would have been $407.4 million instead of $477.3 million and continuing operations would have shown a profit of $13.7 million instead of a loss of $56.2 million. The net loss for the Company would have been $56.2 million including the loss from discontinued operations, rather than $126.1 million. The following table presents the Company's results of operations without the non-recurring compensation charge and the same captions as reported in the Company's audited financial statements.


                                                                        1998 Results of Operations
                                                                        --------------------------
                                                                       Pro Forma
                                                                  Without Non-recurring
                                                                   Compensation Charge       As Reported
                                                                  ---------------------      ------------

Fees                                                              $      512,660             $    512,660
Costs of providing services                                              407,358                  477,264
General & administrative costs, depreciation and amortization             76,753                   76,753
                                                                  --------------             ------------
                                                                         484,111                  554,017
                                                                  --------------             ------------
Income (loss) from operations                                             28,549                  (41,357)
Interest income/expense and income from affiliates                        (1,609)                  (1,609)
                                                                  --------------             ------------
Income (loss) before income taxes and minority interest                   26,940                  (42,966)
Income taxes and minority interest                                       (13,246)                 (13,246)
                                                                  --------------             ------------
Continuing operations net income (loss)                                   13,694                  (56,212)
                                                                  --------------             ------------
Discontinued operations - net loss                                       (69,906)                 (69,906)
                                                                  --------------             ------------
Net loss                                                          $      (56,212)            $   (126,118)
                                                                  ==============             ============
Earnings per share:

Earnings (loss) per share, continuing operations                  $         0.80             $      (3.27)
                                                                  ==============             ============
(Loss) earnings per share, discontinued operations                $        (4.07)            $      (4.07)
                                                                  ==============             ============
(Loss) earnings per share, net (loss) income                      $        (3.27)            $      (7.34)
                                                                  ==============             ============

Although the Company generated a net loss in fiscal year 1998 of $126.1 million compared to net income in fiscal year 1997 of $0.9 million, these results include the non-recurring compensation charge explained above and the after tax effect of the discontinuation of the Benefits Administration
Outsourcing Business for both fiscal years. Without the non-recurring compensation charge, results of continuing operations in 1998 before income taxes and minority interest would have been $26.9 million compared to $21.6 million in 1997, or a 24% increase. The Company's revenue growth of $26.2 million, or 5%, outpaced inflation and leveraged the expense base to improve return on revenue before taxes to 5% in 1998 from 4% in 1997.

Fee revenue from continuing operations reached $512.7 million in fiscal year 1998, an increase of $26.2 million, or 5%, from $486.5 million in fiscal year 1997. This increase occurred primarily in the Company's North American and Latin American consulting offices offsetting a decline in the Asia Pacific region and is due to the realization of billing rate increases. The
Retirement, Human Capital, and HR Technology practices experienced strong revenue growth.

For the fiscal year 1998, salaries and employee benefit expenses were $268.6 million excluding the non-recurring compensation charges, an increase of $16.3 million or 6% from fiscal year 1997 due primarily to a 2% increase in headcount and annual salary increases.

Occupancy and communications expense decreased $10.1 million in 1998. The Company relocated its corporate office to lower cost suburban facilities in 1997 recognizing sublease losses of $12.1 million. Excluding these lease losses, occupancy and communications increased $2.0 million or 3%, with the largest growth occurring in telecommunications expense.

Professional and subcontracted services were $49.9 million for fiscal year 1998, an increase of $1.1 million, or 2%, from fiscal year 1997.

Other costs of providing services increased $2.9 million in 1998 due to travel and local office promotion expenses.

General and administrative expenses for fiscal year 1998 were $51.8 million, an increase of $6.1 million or 13% from fiscal year 1997 due to increased spending on business strategy initiatives and higher corporate advertising and corporate promotional expense.

Depreciation and amortization increased $2.9 million in fiscal year 1998 to $25.0 million. This increase is primarily due to management's decision to accelerate the amortization of software in 1998 by $6.8 million based upon a reevaluation and subsequent reduction of the useful lives of the related products. Without this item, depreciation and amortization expense declined 18% due to the decreased base of capital assets.

Loss from continuing operations before income taxes, minority interest and the cumulative effect of a change in accounting was $43.0 million in fiscal year 1998. This loss reflects the $69.9 million non-recurring charge which is not a taxable transaction. Pre-tax income without this amount was $26.9 million with taxes of $13.1 million or an effective rate of 49% compared to 42% in 1997. The increase in the effective tax rate is due to changes in income in various tax jurisdictions with differing tax rates, particularly foreign jurisdictions.

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996 (1997 AND 1996 AMOUNTS HAVE BEEN RECLASSIFIED TO REFLECT DISCONTINUED OPERATIONS. SEE NOTE 16 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

The Company generated net income in fiscal year 1997 of $0.9 million compared to net income in fiscal year 1996 of $9.4 million. Revenue growth of $11.2 million outpaced inflation, but the improvement was offset by greater expense growth during the period. The primary factor, as further explained below, is the sublease loss of $12.1 million resulting from the relocation of offices, which will be more than offset by future rent savings. As a result, income from continuing operations before minority interest and taxes decreased $12.4 million. Income from continuing operations of $12.4 million was $7.4 million less than 1996 due to the lease loss offset by reduced income taxes.

Fee revenue reached $486.5 million in fiscal year 1997, an increase of $11.2 million, or 2%, from $475.3 million in fiscal year 1996. Revenue growth occurred across all major business areas and all geographic regions.

For the year, salaries and employee benefit expenses were $252.3 million, which is $2.2 million greater than 1996 and is due primarily to increases in base salaries and associate bonuses.

Occupancy and communications expense increased $11.6 million in 1997. The Company relocated its corporate offices to lower cost suburban facilities in 1997 recognizing sublease losses of $12.1 million.

Professional and subcontracted services were $48.8 million for fiscal year 1997, an increase of $6.4 million, or 15%, from fiscal year 1996.

Other costs of providing services were unchanged from year to year.

General and administrative expenses for fiscal year 1997 were $45.7 million, an increase of $7.0 million or 18% from fiscal year 1996 due to increased spending on marketing and business strategy initiatives.

Depreciation and amortization decreased $3.4 million in fiscal year 1997 to $22.1 million. This decrease is primarily due to the disposal of assets in the prior year and lower levels of capital expenditures in the current fiscal year.

Income before income taxes and minority interest was $21.6 million in fiscal year 1997. The provision for income taxes of $9.1 million reflects a 42% effective tax rate compared to an effective tax rate of 41% in fiscal year 1996. The increase in the effective tax rate is due to increased income in jurisdictions with higher tax rates.

In fiscal 1997, the Company recorded an after tax net loss of $11.5 million for the Benefits Administration Outsourcing Business which was subsequently discontinued in fiscal 1998. This loss compares with $10.5 million for fiscal year 1996 for the same operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily on funds from operations and short-term borrowings as its sources of liquidity. The Company believes that it has access to ample financial resources to finance its growth, meet its commitments to affiliates as well as support ongoing operations. The Company's cash and cash equivalents at June 30, 1998 totaled $13.4 million, compared to $26.3 million at June 30, 1997.

Borrowings at June 30, 1998 totaled $9.0 million. The Company did not have any outstanding borrowings at June 30, 1997. The increase in borrowings and decreased cash balances result primarily from the fact that the Company did not conduct its annual stock sale in fiscal year 1998, and from payments associated with the discontinuation of the Benefits Administration Outsourcing Business.

The Company negotiated a new $120.0 million credit line with a group of banks in 1998. The line is currently scheduled to mature in June 2003. Ninety-five million dollars of the credit line is available to the Company as revolving credit for operating needs, subject to certain borrowing limitations. The remaining $25.0 million is available to secure loans to for the purchase of Redeemable Common Stock made available under the Company's Stock Purchase Program. At June 30, 1998, $86.0 million of the credit line was available to the Company as revolving credit for operations.

CASH FROM OPERATIONS. The Company's annual pattern of cash flow is generally stable and typically does not fluctuate widely between operating cycles. However, net cash provided by operating activities decreased in 1998 from 1997 by $27.8 million. This decrease was partially offset by decreased uses of cash in investing activities of $12.2 million.

The decrease in net cash provided by operating activities was primarily due to the $26.1 million increase in the use of cash by the discontinued operations. Amounts due Wellspring were paid in 1998 prior to the discontinuation. Accrued retirement benefits used $9.7 million more cash in 1998 as payments in 1998 were greater than in 1997 compared to amounts provided. Deferred and current income taxes payable/receivable provided $7.0 million more cash in 1998 mainly due to the higher continuing operations tax provision. Deferred rent and accrued lease losses were reduced in 1998 over the previous year by $7.7 million as previously accrued losses were paid.

CASH FROM INVESTING ACTIVITIES. Uses of cash for investing activities decreased $12.2 million principally due to reduced investment in Wellspring.

CASH FROM FINANCING ACTIVITIES. Cash provided by financing activities was comparable year to year although borrowings replaced the annual stock sale as the source of cash from financing activities.

The Company's foreign operations do not materially impact its liquidity or capital resources. At June 30, 1998, $8.2 million of the total cash balance of $13.4 million was held outside of North America, all of which the Company has the ability to readily access, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation. The foreign operations in total are substantially self-sufficient.

There was no reduction in available foreign operating losses as a result of the transfer of the European operating subsidiaries to WWHE in 1995, and such losses remain available to the Company. For financial statement purposes, the Company has not recognized any income tax benefits for these net operating loss carryforwards due to the uncertainty associated with their eventual realization.

Due to the nature of the Company's operations (billing and collecting for services within each country in that country's local currency), the Company has historically had moderate foreign currency transaction risk. The Company has not implemented a formal hedging policy or program. Any foreign currency risk would be primarily associated with the Company's investments in its non-U.S. subsidiaries. This risk is mitigated by the Company's intention to leave the investments in place rather than repatriating them.

The Company's ratio of current assets to current liabilities held consistent between fiscal years 1998 and 1997 at 1.2.

Anticipated commitments of funds for fiscal year 1999 are estimated at $31.3 million, which includes expected purchases of fixed assets, 25% of the capital requirements of WWHE and purchases of certain consulting operations during the fiscal year. The Company expects operating cash flows and seasonal use of its credit line to provide for the Company's cash needs.

YEAR 2000 ISSUE

The Year 2000 problem arises because many computer programs are unable to distinguish dates in different centuries as a result of the use of only two digits to represent a year. The Year 2000 problem affects virtually all computer systems, processes, and products in all segments of the economy. Since a principal area of the Company's business involves actuarial analysis and financial forecasting, many of the Company's internal systems have addressed Year 2000 issues for several years. The Company began to develop a formal Year 2000 compliance strategy in 1997 while providing for Year 2000 compliance in many of its systems well before that. Based on the review that has been completed to date, management believes that the principal risks facing the Company as a result of Year 2000 issues (most of which are not unique to the Company) include:

 *   problems related to software written by the Company for its clients
 *   costs of  replacement or remediation of internal and vended systems
 *   risk of a general economic downturn as a result of the Year 2000 problem
 * risks arising from public infrastructure such as electricity or telephone service
 *   problems related to computer systems used by clients or vendors
 *   risks from operations outside the United States and Canada

      The Company has  established a Year 2000 Steering  Committee to lead and coordinate its Year 2000 compliance efforts. The Company's Year 2000 compliance strategy relies on geographic and practice leaders to assess and, where appropriate, to oversee repair or replacement of software used in their "domain". The goal of the Company's Year 2000 compliance program is to assess the risk and impact of potential systems failures and to mitigate those risks through appropriate measures. Since the Year 2000 problem may have far-reaching and unpredictable effects, management does not expect that the Company's Year 2000 compliance program will be able to eliminate all risk to the Company associated with the century change.

       The  Company  has  retained  outside   consultants  to  assist  in  the
assessment of Year 2000 risks. However, management does not expect that outside consultants will play a significant role in testing or verification of remediation efforts.

      The Company has established the following schedule for key activities relating to year 2000 compliance:

 * The target date for the completion of all local office and practice area inventory and assessment activities is November 30, 1998;
 *   The target  date to  complete  testing  for all major  systems is December
        31, 1998;
 * The target date for all systems to be compliant, retired or replaced is July 1, 1999.

The Company is likely to revise this schedule as a result of on-going assessment of its compliance efforts. The schedule for assessment and repair encompasses both the Company's own computer systems as well as

"non-IT systems" (such as microprocessors embedded in equipment) and systems relied upon by the Company's clients and vendors. The Company has not yet completed its assessment of the Year 2000 risks faced by its vendors. Because of the nature of the Company's business and its broad, diversified client base, management believes that the Company does not face significant risks from Year 2000 failures arising from embedded systems or systems relied upon by its clients and vendors.

The following table summarizes the approximate percentage of work in the stages specified which has been completed as of August 31, 1998:

                                 Assessment  Remediation  Testing
                                 ----------  -----------  -------
             Major Systems       90%         75%          25%
             Other Systems       25%         25%          25%

The Company has not separately tracked the costs of its Year 2000 compliance program for years before fiscal 1999. The Company projects that the cost to address Year 2000 compliance issues in fiscal year 1999 will exceed $2 million. This projection is based on costs estimated at the end of fiscal year 1998, and it is likely that the Company's actual costs will be different. Management estimates that the amounts spent and budgeted to date represent approximately one-half of the total cost to the Company of currently planned Year 2000 compliance efforts, but because the Company has not yet determined the specific cost of repairing systems other than mission-critical systems, those estimates are subject to change. Funds for costs associated with the Company's Year 2000 compliance efforts will come out of general revenues from all areas of the Company's operations. These costs will be expensed as incurred. Although the Company's Year 2000 compliance efforts may cause some information technology projects to be deferred, management does not expect that that any such deferral will materially impact the Company's financial condition.

The Company's Year 2000 compliance program includes appropriate contingency plans. The Company has already prepared written contingency plans to address failures in most of its major information technology systems. These plans include identification of major systems, dependencies on third parties, and resources and strategies necessary to restore operations or work around failures.

Management believes that the Company's Year 2000 compliance program includes appropriate measures to address the risks identified to date and that the shift to the Year 2000 will not have a material impact on the Company's business, results of operations, or financial condition. This assessment is subject to revision based on the results of the Company's on-going Year 2000 compliance program.

The information concerning the Company's Year 2000 compliance effort includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual events or costs to be materially different than indicated by such forward-looking statements. These factors include, among others, unanticipated costs of remediation and replacement, the Company's inability to meet its targeted dates as scheduled and extensive failures of governmental and municipal infrastructures. Any estimates and projections described have been developed by the management of the Company and are based on the Company's best judgments together with the information that is available to date. Due to the many uncertainties surrounding the Year 2000 problem, the shareholders of the Company are cautioned not to place undue reliance on such forward-looking statements.

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


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                           PAGE
                                                                           ----
a)   Financial Information

(1)  Consolidated Financial Statements of Watson Wyatt & Company

      Report of Independent Accountants                                     F-1

      Financial Statements:

         Consolidated Statements of Operations for the three years ended
         June 30, 1998                                                      F-2

         Consolidated Balance Sheets at June 30, 1998 and 1997
                                                                            F-3

         Consolidated Statements of Cash Flows for the three years ended
         June 30, 1998                                                      F-4

         Consolidated Statements of Changes in Permanent Shareholders' Equity
         for the three years ended June 30, 1998                            F-5

         Notes to the Consolidated Financial Statements
                                                                    F-6 to F-25

(2) Consolidated Financial Statement Schedule for the three years ended June 30, 1998

      Valuation and Qualifying Accounts and Reserves (Schedule II)         F-26

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      Financial statements of 50% or less owned entities and unconsolidated subsidiaries have been omitted, with the exception of Wellspring Resources, LLC for the fiscal year ended June 30, 1997 which is filed with this Form 10-K, because the registrant's proportionate share of the income from continuing operations before income taxes from such companies is less than 20% of the respective consolidated amount. Total assets of each such company is less than 20% of the respective consolidated amounts, and the investment in and advances to each company is less than 20% of consolidated total assets.

(3) Unaudited Supplementary Data

         Not required.

b)  Reports on Form 8-K

         Current report on Form 8-K, filed April 21, 1998.

c)       Exhibits

3.1  Restated Certificate of Incorporation of Watson Wyatt & Company[2]
3.2  Restated Bylaws (as amended through June 30, 1998)[3]
4    Form of Certificate Representing Common Stock[1]
10   Credit Agreement Among NationsBank, N.A. and Others dated June 30, 1998[3]
21   Subsidiaries of Watson Wyatt & Company[3]
23   Consent of the Company's Independent Accountants[3]
24   Consent of Wellspring's Independent Accountants[3]
99   Wellspring Resources, LLC Financial Statements[3]






_______________________
[1]   Incorporated by reference from Registrant's Initial Statement on Form 10
          (File No. 0-20724), filed on October 13, 1992
[2]   Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (file no. 0-20724), filed on September 16, 1996
[3]   Filed herewithin

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WATSON WYATT & COMPANY
                                          (Registrant)


Date: September 24,  1998
                                       By:/S/ A.W. Smith, Jr.
                                          -----------------------------
                                          A.W. Smith, Jr.
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                           TITLE                         DATE
---------                           -----                         ----

/S/ A.W. Smith, Jr.                President, Chief Executive     9/24/98
----------------------             Officer and Director
A.W. Smith, Jr.


/S/ Barbara L. Landes               Vice President and Chief      9/24/98
----------------------              Financial Officer
Barbara L. Landes


/S/ Carl D. Mautz                   Controller                    9/24/98
----------------------
Carl D. Mautz


/S/ Charles A. Clemens              Director                      9/24/98
----------------------
Charles A. Clemens


/S/ Paula DeLisle                   Director                      9/24/98
----------------------
Paula DeLisle


/S/ David Friend                    Director                      9/24/98
----------------------
David Friend


/S/ John J. Haley                   Director                      9/24/98
----------------------
John J. Haley

SIGNATURE                           TITLE                         DATE
---------                           -----                         ----

/S/ Gary T. Hallenbeck              Director                      9/24/98
----------------------
Gary T. Hallenbeck


/S/ Ira T. Kay                      Director                      9/24/98
----------------------
Ira T. Kay


/S/ Brian E. Kennedy                Director                      9/24/98
----------------------
Brian E. Kennedy


/S/ Robert D. Masding               Director                      9/24/98
----------------------
Robert D. Masding


/S/ Gail McKee                      Director                      9/24/98
----------------------
Gail McKee


/S/ Paul Mee                        Director                      9/24/98
----------------------
Paul Mee


                                    Director                      9/24/98
---------------------
R. Michael McCullough


                                    Director                      9/24/98
--------------------
John A. Steinbrunner


/S/ A. Grahame Stott                Director                      9/24/98
--------------------
A. Grahame Stott

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Shareholders of Watson Wyatt & Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) of this Form 10-K present fairly, in all material respects, the financial position of Watson Wyatt & Company and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/S/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP

Washington, D.C.

July 23, 1998



                                                 WATSON WYATT & COMPANY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                             YEAR ENDED JUNE 30,
                                                                                    ---------------------------------------
                                                                                       1998          1997          1996
                                                                                    -----------   ------------  -----------


Fees                                                                                $    512,660  $    486,502  $  475,298

Costs of providing services:
    Salaries and employee benefits                                                       268,611       252,302     250,103
    Non-recurring compensation charge (see Note 12)                                       69,906             -           -
    Occupancy and communications                                                          62,061        72,155      60,566
    Professional and subcontracted services                                               49,907        48,827      42,450
    Other                                                                                 26,779        23,871      23,637
                                                                                    ------------  ------------  ----------
                                                                                         477,264       397,155     376,756

General and administrative expenses                                                       51,759        45,696      38,656
Depreciation and amortization                                                             24,994        22,094      25,541
                                                                                    ------------  ------------  ----------
                                                                                         554,017       464,945     440,953

(Loss) income from operations (see Note 12)                                              (41,357)       21,557      34,345

Other:
    Interest income                                                                          901         1,462       1,441
    Interest expense                                                                      (2,768)       (1,506)       (930)

Income (loss) from affiliates                                                                258           105        (820)
                                                                                    ------------  ------------  ----------


(Loss) income before income taxes and minority interest (see Note 12)                    (42,966)       21,618      34,036

Provision for (benefit from) income taxes:
    Current                                                                               15,116        12,627      21,911
    Deferred                                                                              (1,982)       (3,557)     (7,840)
                                                                                    ------------  ------------  ----------
                                                                                          13,134         9,070      14,071
                                                                                    ------------  ------------  ----------


(Loss) income before minority interest (see Note 12)                                     (56,100)       12,548      19,965


Minority interest in net income of consolidated subsidiaries                               (112)          (167)       (130)
                                                                                    ------------  ------------  ----------

Continuing operations net (loss) income (see Note 12)                                    (56,212)       12,381      19,835

Discontinued operations:

Loss from operations of discontinued Outsourcing Business (less
    applicable income tax benefit of $5,053, $8,181 and $4,868 respectively)              (6,821)      (11,483)    (10,480)

Loss on disposal of Outsourcing Business, including provision of $12,207 for operating losses during phaseout period
    (less applicable income tax benefit of $46,715)                                      (63,085)            -           -

                                                                                    ============  ============  ==========
Net (loss) income (see Note 12)                                                     $   (126,118) $        898  $    9,355
                                                                                    ============  ============  ==========



(Loss) earnings per share, continuing operations                                    $     (3.27)  $       0.71  $     1.07
                                                                                    ===========   ============  ==========

(Loss) earnings per share, discontinued operations                                  $     (4.07)  $      (0.66) $    (0.56)
                                                                                    ===========   ============  ==========

(Loss) earnings per share, net (loss) income                                        $     (7.34)  $       0.05  $     0.51
                                                                                    ===========   ============  ==========


                                                  SEE ACCOMPANYING NOTES


                                              WATSON WYATT & COMPANY
                                            CONSOLIDATED BALANCE SHEETS
                                            (THOUSANDS OF U.S. DOLLARS)

                                                                                JUNE 30,                JUNE 30,
                                                                                  1998                    1997
                                                                             ---------------          --------------

                                                      ASSETS

Cash and cash equivalents                                                    $        13,405          $       26,257
Receivables from clients:

    Billed, net of allowances of $2,142 and $2,525                                    69,671                  67,393
    Unbilled                                                                          59,725                  56,368
                                                                             ---------------          --------------
                                                                                     129,396                 123,761

Income taxes receivable                                                                2,216                       -
Other current assets                                                                   6,945                   7,287
                                                                             ---------------          --------------
    Total current assets                                                             151,962                 157,305

Investment in affiliates                                                              17,666                  52,516
Fixed assets                                                                          37,368                  37,045
Deferred income taxes                                                                 48,911                  39,025
Deferred software and development costs                                                    -                  32,869
Other intangible assets                                                                2,412                   2,661
Other assets                                                                           9,991                  10,357
                                                                             ---------------          --------------

                                                                             $       268,310          $      331,778
                                                                             ===============          ==============

                     LIABILITIES, REDEEMABLE COMMON STOCK, AND PERMANENT SHAREHOLDERS' EQUITY


Accounts payable and accrued liabilities                                     $       116,548          $      103,415
Note payable and book overdrafts                                                      11,666                     408
Income taxes payable                                                                       -                   3,563
Deferred income taxes                                                                      -                  28,612
                                                                             ---------------          --------------
    Total current liabilities                                                        128,214                 135,998

Accrued retirement benefits                                                           82,528                  86,697
Deferred rent and accrued lease losses                                                12,676                  14,938
Other noncurrent liabilities                                                          32,784                   9,908

Minority interest in subsidiaries                                                        322                     351

Redeemable Common Stock - $1 par value:
    25,000,000 shares authorized;
    15,916,757 and 18,130,429 issued
    and outstanding; at redemption value                                              96,296                  96,091

Permanent shareholders' equity:
Adjustment for redemption value less (greater)
    than amounts paid in by shareholders                                              25,240                 (37,674)
Retained (deficit) earnings                                                         (106,834)                 24,633
Cumulative translation (loss) gain                                                    (2,916)                    836

Commitments and contingencies
                                                                             ---------------          --------------

                                                                              $      268,310          $      331,778
                                                                             ===============          ==============


                                                  SEE ACCOMPANYING NOTES


                                                  WATSON WYATT & COMPANY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (THOUSANDS OF U.S. DOLLARS)


                                                                                                   YEAR ENDED JUNE 30,
                                                                                      ----------------------------------------------
                                                                                         1998              1997             1996
                                                                                      -----------       -----------      -----------

Cash flows from operating activities:
    Net (loss) income                                                                  $ (126,118)       $      898     $     9,355
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
        Non-cash non-recurring compensation charge                                         69,906                 -               -
        Net loss from Discontinued Operations                                              69,906            11,483          10,480
        Provision for doubtful receivables from clients                                     5,613             6,853          11,667
        Depreciation                                                                       12,849            13,816          14,805
        Amortization of deferred software and development costs
            and other intangible assets                                                    12,143             8,277          10,736
        Provision for deferred income taxes                                                (1,982)           (3,557)         (7,840)
        (Income) loss from affiliates                                                        (257)             (105)            819
        Minority interest in net income of consolidated subsidiaries                          112               167             130
        (Increase) decrease in assets (net of discontinued operations):
            Receivables from clients                                                      (11,115)           (2,794)          2,901
            Income taxes receivable                                                         4,558             3,327           7,206
            Other current assets                                                              342              (351)             30
            Other assets                                                                       76            (1,930)         (1,904)
        (Decrease) increase in liabilities (net of discontinued operations):
            Accounts payable and accrued liabilities                                       11,318             1,300          18,797
            Income taxes payable                                                           (3,563)           (7,799)         10,926
            Accrued retirement benefits                                                    (4,169)            5,556           7,104
            Deferred rent and accrued lease losses                                         (2,262)            5,034          (3,004)
            Other noncurrent liabilities                                                      840               687          (6,193)
        Other, net                                                                          1,602               656              99
        Discontinued operations, net                                                      (18,554)            7,530         (13,078)
                                                                                      -----------       -----------      ----------
        Net cash provided by operating activities                                          21,245            49,048          73,036
                                                                                      -----------       -----------      ----------

Cash flows from investing activities:
    Purchases of fixed assets                                                             (16,034)          (15,548)        (21,672)
    Proceeds from sales of fixed assets and investments                                       623               446           8,160
    Acquisitions                                                                                -            (1,169)         (2,445)
    Investment in software and development costs                                           (3,000)           (4,554)         (8,358)
    Investment in affiliates                                                                3,076            (1,385)           (398)
    Discontinued operations                                                               (14,750)          (20,062)        (33,499)
                                                                                      -----------       -----------       ---------
        Net cash used in investing activities                                             (30,085)          (42,272)        (58,212)
                                                                                      -----------       -----------       ---------

Cash flows from financing activities:
    Borrowings and bank overdrafts                                                         11,258                 -               -
    Issuances of Redeemable Common Stock                                                    1,005            15,414          10,274
    Repurchases of Redeemable Common Stock                                                (13,141)          (16,604)        (14,270)
                                                                                      -----------       -----------       ---------
        Net cash used by financing activities                                                (878)           (1,190)         (3,996)
                                                                                      -----------       -----------       ---------

Effect of exchange rates on cash                                                           (3,134)           (1,023)           (994)
                                                                                      -----------       -----------       ---------

(Decrease) increase in cash and cash equivalents                                          (12,852)            4,563           9,834

Cash and cash equivalents at beginning of period                                           26,257            21,694          11,860
                                                                                      -----------       -----------       ---------

Cash and cash equivalents at end of period                                            $    13,405       $    26,257       $  21,694
                                                                                      ===========       ===========       =========







                                                       SEE ACCOMPANYING NOTES
                                                                F-4


                                      WATSON WYATT & COMPANY

                      CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT SHAREHOLDERS' EQUITY
                                          (THOUSANDS OF U.S. DOLLARS)

                                                                                                    ADJUSTMENT FOR
                                                                                                   REDEMPTION VALUE
                                                                                                    LESS (GREATER)
                                                           RETAINED            CUMULATIVE            THAN AMOUNTS
                                                           EARNINGS            TRANSLATION           PAID IN BY
                                                           (DEFICIT)           GAIN (LOSS)           SHAREHOLDERS
                                                         -------------        -------------        ----------------

Balance at June 30, 1995                                 $      26,887        $       1,730        $    (35,179)

Net income                                                       9,355                    -                   -
Effect of repurchases of 3,146,899 shares of
     common stock (various prices per share)                    (5,565)                   -               5,565
Foreign currency translation adjustment                              -                 (690)                  -
Adjustment of redemption value for change
     in formula book value per share                                 -                    -              (7,935)
                                                         -------------        -------------        ------------

Balance at June 30, 1996                                 $      30,677        $       1,040        $    (37,549)

Net income                                                         898                    -                   -
Effect of repurchases of 3,258,203 shares of
     common stock (various prices per share)                    (6,942)                   -               6,942
Foreign currency translation adjustment                              -                 (204)                  -
Adjustment of redemption value for change
     in formula book value per share                                 -                    -              (7,067)
                                                         -------------        -------------        ------------

Balance at June 30, 1997                                 $      24,633        $         836        $    (37,674)

Net loss                                                      (126,118)                   -                   -
Effect of repurchases of 2,410,425 shares of
     common stock (various prices per share)                    (5,349)                   -               5,349
Foreign currency translation adjustment                              -               (3,752)                  -
Adjustment of redemption value for change
     in formula book value per share                                 -                    -             (12,341)
Adjustment of redemption value for non-recurring
     compensation charge (see Note 12)                               -                    -              69,906
                                                         -------------        -------------        ------------

Balance at June 30, 1998                                  $   (106,834)       $      (2,916)       $     25,240
                                                         =============        =============        ============




                                                 SEE ACCOMPANYING NOTES
                                                          F-5

                             WATSON WYATT & COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
   (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PERCENTAGE DATA)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS - Watson Wyatt & Company ("Watson Wyatt" or the "Company"), together with its subsidiaries, is a diversified international company engaged in the business of providing professional services on a fee basis, primarily in the employee benefits and compensation field, but also in other areas of specialization such as human capital consulting and human resource related technology consulting. Substantially all of the Company's stock is held by or for the benefit of employees. On July 1, 1996, The Wyatt Company changed its name to Watson Wyatt & Company.

The Company has discontinued its Benefits Administration Outsourcing Business as further described in Note 15. The Statement of Operations in 1998 reflects the charges recorded for that discontinuation as well as the operating results in 1998, 1997, and 1996 related to these discontinued operations. Results of operations and cash flows for 1997 and 1996 previously reported have been restated to reflect this discontinued operation.

USE OF ESTIMATES - Preparation  of financial  statements  in  conformity  with
generally  accepted   accounting   principles   requires  management  to  make
estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for revenue, allowance for uncollectible receivables, deferred software and development costs, investments in affiliates, depreciation and amortization, asset write-downs, employee benefit plans, taxes, discontinued operations and Year 2000 costs.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of the Company and its majority-owned and controlled subsidiaries after elimination of intercompany accounts and transactions. Investments in affiliated companies over which the Company has the ability to exercise significant influence are accounted for using the equity method.

RECLASSIFICATIONS   -  Certain   amounts   previously   presented   have  been
reclassified   to  conform  to  the  current   presentation,   including   the
presentation of discontinued operations.

CASH AND CASH EQUIVALENTS - The Company  considers  short-term,  highly liquid
investments  with  original   maturities  of  90  days  or  less  to  be  cash
equivalents.  Such investments were $17,200,000 at June 30, 1997.

RECEIVABLES FROM CLIENTS - Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Unbilled receivables are stated at their estimated net realizable value.

REVENUE RECOGNITION - For consulting services,  fees from clients are recorded
as  services  are  performed   and  are   presented  net  of  write-offs   and
uncollectible amounts. Under certain long-term contracts for administrative and recordkeeping services, implementation fees are deferred until services become operational and are then recognized ratably over the remaining life of
the  initial  contract.   There  were  no
current or non-current deferred implementation fees at June 30, 1998 and $9,043,000 was outstanding at June 30, 1997. Fees for administrative and recordkeeping operations are recognized as earned by the Company.

DEFERRED SOFTWARE AND DEVELOPMENT COSTS - The Company has followed the practice of capitalizing labor and direct costs of software and systems where future cash flows that exceed costs related to the software can be separately identified. Such software costs are amortized over the useful lives of the products ranging usually from three to five years. In fiscal 1998, management reevaluated the useful lives of its software products and accelerated amortization of certain products resulting in additional amortization expense of $6.8 million.

The Company assesses impairment quarterly on software costs by comparing probable undiscounted future cash flows with the net book value of the deferred costs. Losses so identified are then measured as the difference between net book value of the deferred costs and the discounted present value of the cash flows and are recorded when identified. Permanent impairment of $3.7 million on Retained Client deferred system development costs was recognized during fiscal year 1997 and the remaining net book value of Retained Client deferred system development costs, $14.0 million, was written off in the third quarter of fiscal year 1998 as part of the discontinuation of the Benefits Administration Outsourcing Business. Both charges are included in discontinued operations.

OTHER INTANGIBLE ASSETS - Other intangible assets consist primarily of goodwill related to the excess cost over net assets of purchased companies.
Goodwill is generally amortized on a straight-line basis over seven to fifteen years. The Company regularly assesses the recoverability of unamortized goodwill and other long-lived assets by comparing the probable undiscounted future cash flows with the net book value of the underlying assets.

EMPLOYEE RECEIVABLES - The Company had outstanding employee receivables included in other current and noncurrent assets of $3,165,000 and $3,506,000 at June 30, 1998 and June 30, 1997, respectively, related primarily to employee relocations.

FOREIGN CURRENCY TRANSLATION - Gains and losses on foreign currency transactions are recognized currently in the consolidated statements of operations. Assets and liabilities of the Company's subsidiaries outside the United States are translated into the reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date. Revenue and expenses of the Company's subsidiaries outside the United States are translated into U.S. dollars at the average exchange rates during the year. Gains and losses on translation of the Company's equity interests in its subsidiaries outside the United States are not included in the consolidated statements of operations but are reported separately and accumulated as the cumulative translation gain or loss within permanent shareholders' equity in the consolidated balance sheets. Foreign currency translation gains or losses on inter-company receivables and payables are generally not recognized because such amounts are usually considered to be permanent and are not expected to be liquidated.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of the Company's cash and cash equivalents, short-term investments, receivables from clients and notes and accounts payable and accrued liabilities approximates fair value because of the short maturity and ready liquidity of those instruments. At June 30, 1998 the Company had $9.0 million outstanding under its note payable, while at June 30, 1997, the outstanding balance was zero. The Company knows of no event of default which would require it to satisfy the guarantees described in Notes 9 and 15 other than as reflected in the consolidated financial statements.

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

EARNINGS PER SHARE - The computation of earnings per share is based upon the weighted average number of shares of Redeemable Common Stock outstanding.
The number of shares (in thousands) used in the computation is 17,170 in fiscal year 1998, 17,438 in fiscal year 1997, and 18,516 in fiscal year 1996.


NOTE 2 - CASH FLOW INFORMATION

Net cash provided by operating activities in the consolidated statements of cash flows includes cash payments for:

                                    Year Ended June 30,
                            1998            1997             1996
                            ----            ----             ----
Interest expense       $     2,639      $      1,506     $       930
Income taxes paid      $    18,679      $     11,947     $     2,800


NOTE 3 - INVESTMENTS IN AFFILIATES

Entities accounted for under the equity method are:

                                                                  June 30,
                                                 Ownership        --------
                                                  Interest    1998        1997
                                                 ---------    ----        ----
UNCONSOLIDATED SUBSIDIARY:
  Watson Wyatt Holdings (Europe) Limited             50.1%  $  6,626   $  7,614
50% OR LESS OWNED ENTITIES:
  Watson Wyatt Partners                              10.0%    11,040     12,582
  Professional Consultants Insurance Company, Inc.   22.5%         -        426
                                                            --------   --------
     Total investment in affiliates                         $ 17,666   $ 20,622*
                                                            ========   ========
*Prior year information under "Investments in Affiliates" has been restated to eliminate data for Wellspring Resources, as part of the Company's discontinued operations.

On April 1, 1995, the Company transferred its United Kingdom (U.K.) operations to Watson Wyatt Partners, formerly R. Watson & Sons ("Watsons"), an actuarial partnership based in the U.K., and received a beneficial interest in Watsons and a 10% interest in a defined profit pool of Watsons. The Company also transferred its Continental European operations to a newly formed holding company, Watson Wyatt Holdings (Europe) Limited (WWHE), jointly owned and controlled by the Company and Watsons, in exchange for 50.1% of its shares. The Company's historical basis in the assets and liabilities carried over. Effective July 1, 1998 the Company sold one half of its investment in WWHE to Watsons; no gain or loss was recognized on the transaction.

The Company accounts for its interest in Watsons using the equity method of accounting because it is an investment in a general partnership. The Company accounts for its interest in WWHE using the equity method of accounting because it exercises significant influence, but does not control, the operations of the entity.

At June 30, 1998, the Company's investment in WWHE and Watsons exceeded the Company's share of the underlying net assets by $3,666,000 due primarily to the capitalization of external transaction costs incurred by the Company. This basis differential is being amortized over periods of 10 to 15 years.

The Company's pre-tax loss from affiliates includes the following:

                                                  Year ended June 30,
                                                  -------------------
                                           1998          1997         1996
                                           ----          ----         ----
Equity investment gains (losses)           $  724      $ 1,019      $  (183)
Amortization of basis differential           (467)        (914)        (636)
                                           ------      -------      -------
Income (loss) from affiliates              $  257      $   105      $  (819)
                                           ======      =======      =======


Combined summarized balance sheet information at June 30 for the Company's affiliates follows:

                                                  1998                               1997
                                                  ----                               ----
                                    Unconsolidated     50% or less     Unconsolidated     50% or less
                                      Subsidiary      Owned Entities     Subsidiary      Owned Entities
                                    --------------    --------------   --------------    --------------

Current assets                      $  11,091         $  107,025       $  12,487         $  110,433
Noncurrent assets                       1,449              9,437           1,972              3,021
                                    ---------         ----------       ---------         ----------
          Total assets              $  12,540         $  116,462       $  14,459         $  113,454
                                    =========         ==========       =========         ==========

Current liabilities                 $   5,868         $   48,410       $   7,820         $   35,063
Noncurrent liabilities                 14,281             25,063          13,561             14,723
Shareholders' (deficit) equity         (7,609)            42,989          (6,922)            63,668
                                    ---------         ----------       ---------         ----------
          Total liabilities &
            shareholders' equity    $  12,540         $  116,462       $  14,459         $  113,454
                                    =========         ==========       =========         ==========

The Company's operating results include its proportionate share of income from equity investments from the dates of investment. Combined summarized operating results for the years ended June 30, reported by the affiliates follow:


                                         1998                             1997                            1996
                                         ----                             ----                            ----
                            Unconsolidated 50% or less       Unconsolidated   50% or less    Unconsolidated  50% or less
                              Subsidiary   Owned Entities    Subsidiary       Owned Entities Subsidiary      Owned Entities
                            -------------- --------------    --------------   -------------- --------------  ---------------

Revenue                       $  22,951    $  150,061        $  29,410        $  137,441     $  20,082       $   116,702
Operating expenses               24,530       111,047           31,443            94,895        23,493            86,428
                              ---------    ----------        ---------        ----------     ---------       -----------
(Loss) income before tax      $  (1,579)   $   39,014        $  (2,033)       $   42,546     $  (3,411)      $    30,274
                              =========    ==========        =========        ==========     =========       ===========
Net (loss) income             $  (1,643)   $   39,819        $  (2,220)       $   42,216     $  (3,249)      $    30,577
                              =========    ==========        =========        ==========     =========       ===========


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

The components of fixed assets are:
                                                 June 30,
                                                 --------
                                        1998               1997
                                        ----               ----

Furniture, fixtures and equipment      $  90,727           $  105,704
Leasehold improvements                    22,294               23,688
                                       ---------           ----------
                                         113,021              129,392
Less: accumulated depreciation
     and amortization                    (75,653)             (92,347)
                                       ---------           ----------
     Net fixed assets                  $  37,368           $   37,045
                                       =========           ==========

NOTE 5 - PENSION AND PROFIT SHARING PLANS

The noncurrent portions of accrued costs related to the Company's principal retirement plans are:

                                                                 June 30,
                                                                 --------
                                                           1998        1997
                                                           ----        ----
Reserves for defined benefit retirement plans             $  35,263  $  42,212

Reserves for Canadian Separation Allowance Plan               6,264      6,229
Reserves for postretirement benefits other than pensions     41,001     38,256
                                                          ---------  ---------
     Accrued retirement benefits                          $  82,528  $  86,697
                                                          =========  =========


DEFINED BENEFIT PLANS

The Company sponsors both qualified and non-qualified non-contributory defined benefit pension plans covering substantially all of its associates. Under the Company's principal plans (U.S., Canada, and Hong Kong), benefits are based on the number of years of service and the associates' compensation during the three highest paid consecutive years of service. Consolidated pension plan expense for the Company's principal defined benefit plans for fiscal years 1998, 1997 and 1996 amounted to $4,359,000, $6,595,000 and
$10,952,000 respectively.

Contributions are limited to amounts that are currently deductible for tax purposes, and the excess of expense over such contributions and direct payments under non-qualified plan provisions is accrued. At June 30, 1998 and 1997, the Company's non-qualified plans had accumulated benefits in excess of related plan assets.

As of January 1, 1997, changes were made to the U.S. pension program. The pension plan definition of compensation was revised to include overtime and annual bonuses. The pension benefit formula was changed to integrate with Social Security benefits on a step-rate basis. The total years of service included in the benefit calculation were reduced from 28-1/3 years to 25 years.

The following table sets forth the principal plans' funded status as reflected in the consolidated balance sheets:

                                                   June 30, 1998                        June 30, 1997
                                                   -------------                        -------------
                                           Assets Exceed      Accumulated      Assets Exceed        Accumulated
                                            Accumulated         Benefits        Accumulated           Benefits
                                             Benefits         Exceed Assets      Benefits          Exceed Assets
                                            (Qualified)      (Non-qualified)    (Qualified)       (Non-qualified)
                                           --------------    --------------     --------------    --------------

Actuarial present value of benefit
  obligations:
Vested benefit obligation                  $      205,334    $       31,444     $      162,769    $       32,689
                                           ==============    ==============     ==============    ==============
Accumulated benefit obligation             $      230,886    $       38,474     $      184,582    $       36,239
                                           ==============    ==============     ==============    ==============
Projected benefit obligation for
  service rendered to date                        275,139            78,519            225,987            69,258
Plan assets at fair value, primarily
  marketable equity securities                    381,398                 -            322,485                 -
                                           --------------    --------------     --------------    --------------
Projected benefit obligation (less than)
  in excess of plan assets                       (106,259)           78,519            (96,498)           69,258
Remaining unrecognized transition
  obligation                                         (481)             (512)              (576)             (598)
Unrecognized prior service cost (benefit)          13,969           (25,069)            15,385           (27,676)
Unrecognized net gain subsequent
  to transition                                    78,993            (4,964)            78,635               885
                                           --------------    --------------     --------------    --------------
Accrued pension obligation (benefit)       $      (13,778)   $       47,974     $       (3,054)   $       41,869
                                           ==============    ==============     ==============    ==============

Net periodic pension cost for the principal plans included the following components:

                                                        Year ended June 30,
                                                        -------------------
                                                  1998        1997       1996
                                                  ----        ----       ----
Service cost - benefits earned during
    the period                                $  18,340   $  16,962   $  16,601
Interest cost on projected benefit
    obligation                                   22,302      19,651      18,425
Amortization of unrecognized net obligation
    and other deferred amounts                   20,842      26,860      24,798
Actual return on plan assets                    (57,073)    (56,877)    (48,872)
                                              ---------   ---------   ---------
Net periodic pension cost                     $   4,411   $   6,596   $  10,952
                                              =========   =========   =========


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

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal defined benefit pension plans, include:

                                                         June 30,
                                                         --------
                                                1998        1997      1996
                                                ----        ----      ----
Discount rate, projected benefit obligation       6.8%      7.5%      7.5%
Discount rate, net periodic pension cost          7.5%      7.5%      7.5%
Rate of increase in compensation levels           5.8%      5.8%      5.8%
Expected long-term rate of return on assets      10.0%     10.0%      9.5%


Based upon an analysis of recent experience, anticipated future experience, and market and economic factors, the Company changed certain actuarial assumptions used in its pension valuations for fiscal years 1998, 1997, and 1996. Changes in actuarial assumptions from fiscal year 1997 to fiscal year 1998 increased pension expense by $1,522,000. Changes in actuarial assumptions from fiscal year 1996 to fiscal year 1997 decreased pension expense by approximately $1,182,000. Changes in actuarial assumptions from fiscal year 1995 to fiscal year 1996 increased pension expense by approximately $1,039,000.

DEFINED CONTRIBUTION PLANS

The Company sponsors a profit sharing plan which provides benefits to substantially all U.S. associates and to which the Company can make discretionary irrevocable annual contributions and matches employee contributions. The Profit Sharing Plan was changed in 1997 to The Savings Plan with a company match of 50% of the first 6% of total pay (which includes base salary, overtime and annual performance based bonuses) on associate 401(k) contributions. Vesting of the Company match occurs after 3 years for new employees and is 100% for all employees hired before January 1, 1997. The expense in fiscal years 1998 and 1997 for the match was $5.1 million and $2.0 million, respectively. The Company made no profit sharing contributions during fiscal years 1998, 1997 or 1996. The Company also sponsors a Canadian Separation Allowance Plan (CSAP) which provides benefits to substantially all Canadian associates. The CSAP is an unfunded book reserve arrangement; as such, the amounts due to associates are recorded as a liability in the consolidated balance sheets of the Company. CSAP expense for fiscal years 1998, 1997 and 1996 amounted to $293,000, $414,000, and $509,000, respectively.


NOTE 6 - BENEFITS OTHER THAN PENSIONS

HEALTH CARE BENEFITS

The Company sponsors a contributory health care plan which provides hospitalization, medical and dental benefits to substantially all U.S.
associates. The Company accrues a liability for estimated incurred but unreported claims based on projected use of the plan as well as paid claims of prior periods. The liability totaled $2,495,000 and $2,195,000 at June 30, 1998 and 1997, respectively, and is included in accounts payable and accrued liabilities in the consolidated balance sheets.

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

The following table sets forth the principal plans' status as reflected in the consolidated balance sheets:
                                                               June 30,
                                                               --------
                                                         1998            1997
                                                         ----            ----
Accumulated postretirement benefit obligation:
     Retirees                                         $    15,169  $    12,453
     Fully eligible active plan participants                2,135        1,918
     Other active plan participants                        15,022       15,661
                                                      -----------  -----------
     Accumulated postretirement benefit obligation         32,326       30,032
Unrecognized prior service cost                             1,451        1,563
Unrecognized net gain subsequent to transition              8,664        8,367
Unrecognized transition obligation                           (698)        (792)
                                                      -----------  -----------
     Accrued postretirement benefit obligation        $    41,743  $    39,170
                                                      ===========  ===========


Net periodic postretirement benefit cost for the principal plans included the following components:

                                                          Year ended June 30,
                                                          -------------------
                                                       1998     1997      1996
                                                       ----     ----      ----
Service cost - benefits earned during the period $ 1,848 $ 1,891 $ 3,881 Interest cost on accumulated postretirement
     benefit obligation                                2,133     1,987     2,685
Net amortization of prior service cost and net gain
     subsequent to transition                           (711)     (685)      138
Amortization of transition obligation over 20 years       46        50       347
                                                    --------  --------  --------
      Net periodic postretirement benefit cost      $  3,316  $  3,243  $  7,051
                                                    ========  ========  ========

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal plans, include:

                                                                                  June 30,
                                                                                  --------
                                                                        1998        1997        1996
                                                                        ----        ----        ----
Health care cost trend rate, accumulated benefit obligation:
        Pre-65 benefits
           (decreasing to 5.0% for 2004 and thereafter)                  8.4%        9.1%        9.8%
        Post-65 benefits
           (decreasing to 5.0% for 2007 and thereafter)                  7.7%        8.3%        8.8%
Health care cost trend rate, net periodic postretirement benefit cost:
        Pre-65 benefits
           (decreasing to 5.0% for 2004 and thereafter)                  9.1%        9.8%       10.6%
        Post-65 benefits
           (decreasing to 5.0% for 2007 and thereafter)                  8.3%        8.8%        9.4%
Discount rate, accumulated benefit obligation                            6.8%        7.5%        7.5%
Discount rate, net periodic postretirement benefit cost                  6.8%        7.5%        7.5%

Based on an analysis of market and economic trends, the Company changed certain actuarial assumptions used in determining net periodic postretirement benefit cost in fiscal years 1998, 1997 and 1996. Changes in actuarial assumptions from fiscal year 1997 to fiscal year 1998 decreased expense by approximately $219,000 in fiscal year 1998. Changes in actuarial assumptions from fiscal year 1996 to fiscal year 1997 decreased expense by approximately $3,182,000 in fiscal year 1997. Changes in actuarial assumptions from fiscal year 1995 to fiscal year 1996 decreased expense by approximately $259,000 in fiscal year 1996.

An increase in the assumed health care cost trend rate by 1% each year would have the following effect on the principal plans:

                                                                          Year ended June 30,
                                                                          -------------------
                                                                        1998      1997       1996
                                                                        ----      ----       ----
Increase in accumulated postretirement benefit obligation              $ 1,950   $  1,441   $ 5,242
Increase in service and interest cost components of net
    periodic postretirement benefit cost                               $   156   $    260   $ 1,301

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:
                                                             June 30,
                                                             --------
                                                       1998            1997
                                                       ----            ----
Accounts payable and accrued liabilities           $     55,865   $      48,328
Accrued salaries and bonuses                             37,567          33,221
Current portion of reserves for principal defined
    benefit retirement plans                              3,500           1,351
Current portion of reserves for postretirement
    benefits other than pensions                            691             891
Accrued vacation                                         13,300          11,426
Deferred fee income - current portion                     5,625           8,198
                                                   ------------   -------------
Total accounts payable and accrued liabilities     $    116,548   $     103,415
                                                   ============   =============

NOTE 8 - LEASES

The Company leases office space and various computer equipment under operating lease agreements with terms generally ranging from one to 10 years. The Company has entered into sublease agreements for some of its leased space. The rental expense was $43,133,000, $42,079,000, and $45,749,000 for fiscal years 1998, 1997 and 1996, respectively. Sublease income was $3,905,000, $1,702,000, and $1,810,000 for fiscal years 1998, 1997 and 1996, respectively. Future cash outlays for operating lease commitments and cash inflows for sublease income are:

                                              Lease              Sublease
                                        Commitments               Income
                                        -----------               ------
              1999                    $      42,146          $        3,325
              2000                           40,468                   3,318
              2001                           34,563                   3,477
              2002                           28,487                   2,984
              2003                           16,381                       -
        thereafter                           36,058                       -
                                      -------------          --------------
                                      $     198,103          $       13,104
                                      =============          ==============


As a result of  relocations  and the  subleasing of excess  office space,  the
Company  recognized  lease  termination  losses  of  approximately   $790,000,
$12,100,000, and $500,000 in fiscal years 1998, 1997, and 1996, respectively.


NOTE 9 - NOTE PAYABLE

On June 30, 1998 the Company entered into a new $120 million credit line with a group of banks at an interest rate that varies with LIBOR and/or the Prime Rate, plus an annual commitment fee based on the unused portion of the credit line. The new agreement, among other things, increased the total size of the credit facility under terms and conditions very similar to the previous agreement. The balance due by the

Company was $9.0 million at June 30, 1998. No amounts were outstanding at June 30, 1997. The interest rate at June 30, 1998 was 8.5%. The credit facility requires the Company to observe certain covenants (including requirements as to minimum net worth, and other financial and restrictive covenants) and is secured by a blanket lien on all assets. Of the total credit line, $95 million is available to the Company as revolving credit for operating needs. The revolving credit facility is scheduled to mature on June 29, 2003.

The remaining $25 million is available to secure loans to associates for the purchase of Redeemable Common Stock made available under the Company's Stock Purchase Program. The Company guarantees these loans to its shareholders, the aggregate outstanding balances of which totaled $15,617,000 and
$20,920,000 at June 30, 1998 and 1997 respectively. Shares totaling 4,897,000 and 5,718,000 of the Company's Redeemable Common Stock were pledged by shareholders to secure these loans at June 30, 1998 and 1997, respectively.


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

Pursuant to the Company's bylaws, the price for all sales by the Company of Redeemable Common Stock is the Formula Book Value per share (defined in the bylaws as "Formula Book Value") of such stock as of the last day of the preceding year. Amounts paid by the Company to repurchase Redeemable Common Stock reflect the pro rata appreciation in the Formula Book Value per share from the last day of the preceding year to the end of the current year and pro rata dividends paid during the year.

During fiscal 1998 and 1997, the Company's shareholders approved changes to the Bylaws to effect changes in the calculation of Formula Book Value. The 1998 change was the elimination of the effect of the discontinuation of the Benefits Administration Outsourcing Business; the 1997 changes were the currency translation adjustment and sublease loss adjustments.

Formula Book Value as used herein means the Net Book Value of the Corporation's Common Stock as of June 30, 1996, increased or decreased by net income or losses, and all other GAAP basis increases or decreases to Net Book Value occurring after June 30, 1996, adjusted to (i) spread the economic impact of certain real estate sublease losses over the remaining life of the sublease; (ii) eliminate annual changes in the Currency Translation Adjustment ("CTA") occurring after June 30, 1996, and (iii) eliminate the after tax increases or decreases in Net Book Value recorded in accordance with GAAP as a result of the discontinuation of the Benefits Administration Outsourcing Business. The Formula Book Value was $6.05 at June 30, 1998.

During Fiscal Year 1997, Formula Book Value was defined as Net Book Value adjusted for real estate sublease losses and CTA only. The Formula Book Value per share was $5.30 at June 30, 1997. In years prior to 1997, the Net Book Value was defined in the bylaws as the sum of Redeemable Common Stock, adjustments for redemption value greater than amounts paid in by shareholders, retained earnings, and cumulative translation adjustment, adjusted by compensation survey items. The Formula Book Value per share, as defined above, was $4.94 at June 30, 1996. Redeemable Common Stock is equal to the number of shares outstanding multiplied by the Formula Book Value per share.

The following schedule computes the Formula Book Value per share at June 30:

                                                           1998           1997          1996
                                                           ----           ----          ----

Consolidated net worth [1]                                 $ 15,742       $ 84,091      $ 84,382
Adjustment for the compensation survey items:
      50% of consolidated income received
      from compensation survey business                       5,915          5,915         5,915

Add:  Adjustment for after tax effect of Discontinuation
        of Benefits Administration Outsourcing Business      69,906              -             -

Add:  Adjustment for after tax affect of lease losses         4,729          6,003           N/A
                                                           --------       --------      --------
Formula Book Value of Redeemable Common Stock              $ 96,292       $ 96,009      $ 90,297
                                                           ========       ========      ========
Number of shares of Redeemable Common Stock outstanding      15,917         18,130        18,262
                                                           ========       ========      ========
Formula Book Value per share of Redeemable Common Stock    $   6.05       $   5.30      $   4.94
                                                           ========       ========      ========
      [1]  After adjusting for Currency Translation as specified in the Company's Bylaws of $3,956 in 1998 and $204 in 1997.

In view of the Company's obligation to repurchase its Redeemable Common Stock, the Securities and Exchange Commission requires that the redemption value of outstanding shares be classified as Redeemable Common Stock and not be portrayed as permanent capital. The changes in this balance for the three years ended June 30, 1998 were as follows:

                                                 Number of        Redeemable
                                                  Shares         Common Stock
                                                 ----------     ---------------
Balance at June 30, 1995                         19,129,706     $        86,275

Redemption of shares                             (3,146,899)            (14,270)

Issuance of shares                                2,279,156              10,274

Adjustment of redemption value for
  change in formula book value per share                  -               7,935
                                                 ----------     ---------------
Balance at June 30, 1996                         18,261,963     $        90,214
                                                 ==========     ===============
Redemption of shares                             (3,258,203)            (16,604)

Issuance of shares                                3,126,670              15,414

Adjustment of redemption value for
  change in formula book value per share                  -               7,067
                                                 ----------     ---------------
Balance at June 30, 1997                         18,130,430     $        96,091
                                                 ==========     ===============
Redemption of shares                             (2,410,425)            (13,141)

Issuance of shares                                  196,752               1,005

Adjustment of redemption value for
  change in formula book value per share                  -              12,341
                                                 ----------     ---------------
Balance at June 30, 1998                         15,916,757     $        96,296
                                                 ==========     ===============



The Company sponsors a Stock Purchase Plan (SPP) which allows virtually all associates to become shareholders. There was no formal stock sale in Fiscal Year 1998 and therefore no related expense for 1998. For the fiscal year ended June 30, 1997, the Company paid each associate purchasing stock $.50 per share purchased under the SPP. For the fiscal year ended 1996, the Company paid each associate purchasing stock $1.00 per share purchased under the SPP. This resulted in expense for fiscal years 1997 and 1996 of $1,300,000 and $1,700,000, respectively.

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

The components of the continuing operations income tax provision before the cumulative effect of any accounting change include:

                                          Year ended June 30,
                                          -------------------
                                   1998            1997           1996
                                   ----            ----           ----
Current tax expense:
        U.S.                     $    9,972    $     8,370   $     16,255
        State and local               3,324          2,773          4,025
        Foreign                       1,820          1,484          1,631
                                 ----------    -----------   ------------
                                     15,116         12,627         21,911
                                 ----------    -----------   ------------
Deferred tax (benefit) expense:
        U.S.                           (337)        (4,188)        (5,841)
        State and local              (1,706)        (1,507)        (1,298)
        Foreign                          61          2,138           (701)
                                 ----------    -----------   ------------
                                     (1,982)        (3,557)        (7,840)
                                 ----------    -----------   ------------
Total provision for income taxes $   13,134    $     9,070   $     14,071
                                 ==========    ===========   ============

Deferred income tax assets (liabilities) included in the consolidated balance sheets at June 30, 1998 and June 30, 1997 are comprised of the following:

                                                           June 30,
                                                  1998             1997
Cash method of accounting for U.S. income
     tax purposes                             $       (15,561)  $      (23,468)
Difference between book and tax depreciation           (1,987)          (2,576)
Amortization of deferred software and
     development costs                                      -           (3,470)
Foreign temporary difference                             (914)          (1,036)
Partnership income                                          -           (4,289)
Other                                                       -               (9)
                                              ---------------   --------------
     Gross deferred tax liabilities                   (18,462)         (34,848)
                                              ---------------   --------------

Accrued retirement benefits                            39,255           36,619
Non-deductible foreign expenses                         1,329            1,172
Amortization of deferred rent                           6,794            3,419
Foreign temporary difference                            1,763            1,281
Foreign net operating loss carryforwards                4,942            2,530
Discontinued operations exit costs                     19,559                -
Other                                                       2            3,942
                                              ---------------   --------------
     Gross deferred tax assets                         73,644           48,963
                                              ---------------   --------------
     Deferred tax assets valuation allowance           (6,271)          (3,702)
                                              ---------------   --------------
     Net deferred tax asset                   $        48,911   $       10,413
                                              ===============   ==============


The Company has foreign tax credit carryforwards for U.S. tax purposes of $633,000. At June 30, 1998, the Company has unused loss carryforwards for tax purposes in various jurisdictions outside the U.S. amounting to $4,942,000, of which $2,234,000 can be indefinitely carried forward under local statutes. The majority of the remaining loss carryforwards will expire, if unused, after the end of fiscal year 2002. The valuation allowance applies to the tax effect of the foreign net operating loss carryforwards ($4,942,000), and the tax effect of nondeductible foreign expenses ($1,329,000) for which realizability is considered uncertain.

The net change in the valuation allowance of $2,380,000 in fiscal year 1998 and $371,000 in fiscal year 1997 is due primarily to the tax effect of the change in foreign net operating losses and non-deductible foreign expenses.

Domestic and foreign components of income before taxes, minority interest and cumulative effect of a change in accounting for each of the three years ended June 30, are follows:


                                 1998              1997              1996
                                 ----              ----              ----
    Domestic                  $ (47,435)       $   14,861        $   26,825
    Foreign                       4,469             6,757             7,211
                              ---------        ----------        ----------
                              $ (42,966)       $   21,618        $   34,036
                              =========        ==========        ==========


The reported income tax provision for continuing operations differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the actual amounts provided and those which would have resulted from the application of the U.S. federal statutory tax rate are as follows:

                                                              Year ended June 30,
                                                              -------------------
                                                        1998          1997        1996
                                                        ----          ----        ----
Calculated income tax provision at U.S.
     federal statutory tax rate of 35%                $  (15,038)   $   7,507   $   11,867
(Reduction) increase resulting from:
        Non-deductible compensation expense               24,467            -            -
        Results of non-U.S. affiliates taxed at other
             than statutory rates                           (324)        (463)         120
        Losses of non-U.S. affiliates for which no
             current benefit is available                    852          599          792
        State income taxes, net of federal tax
              benefit                                      1,618        1,266        2,727
        Non-deductible amortization and other
              expenses                                       758          700        1,668
        Tax credits                                         (353)        (888)        (311)
        Other                                              1,154          349       (2,792)
                                                      ----------    ---------   ----------
Income tax provision                                  $   13,134    $   9,070   $   14,071
                                                      ==========    =========   ==========

NOTE 12 - NON-RECURRING COMPENSATION CHARGE

In accordance with Generally Accepted Accounting Principles, the Company has recorded a charge against operating results of $69.9 million in 1998 as compensation expense. This charge arises because the Company changed the method of calculation of its Formula Book Value during 1998, through a shareholder vote, to eliminate from the Formula Book Value calculation the effect of the charge taken for discontinued operations resulting from the discontinuation of the Company's Benefits Administration Outsourcing Business.

The non-recurring compensation charge does not represent a call against Company resources and will not recur unless the Company modifies its Formula Book Value calculation again. The Company has separately disclosed in the Statement of Operations the amount of the charge so that readers of the financial statements may consider its effect on earnings and infrequent nature. Excluding this charge, continuing operations net income for the Company in 1998 would have been $13.7 million compared to the reported net loss from continuing operations.

NOTE 13 - GEOGRAPHIC SEGMENT INFORMATION

The following table presents  segment  information  for U.S. and  consolidated
foreign  operations   including  Canada,   Latin  America,  and  Asia  Pacific
subsidiaries.  Summary financial information follows:

                                                                                Year ended June 30,
                                                                                -------------------
                                                                       1998            1997            1996
                                                                       ----            ----            ----

U.S. Operations
          Fees                                                       $    424,246     $  395,351     $   393,754
          Cost of providing services, excluding non-recurring
             compensation charge (See Note 12)                            324,237        313,870         301,891
          Non-recurring compensation charge (See Note 12)                  69,906              -               -
          Depreciation and amortization                                    22,515         19,139          22,768
          Income from operations before                              ------------     ----------     -----------
             General and Administrative expenses                            7,588         62,342          69,095
                                                                     ------------     ----------     -----------
Foreign Operations
          Fees                                                             88,414         91,151          81,544
          Cost of providing services                                       83,121         83,285          74,865
          Depreciation and amortization                                     2,479          2,955           2,773
          Income from operations before                              ------------     ----------     -----------
             General and Administrative expenses                            2,814          4,911           3,906
                                                                     ------------     ----------     -----------

All Operations
          Fees                                                            512,660        486,502         475,298
          Cost of providing services, excluding non-recurring
             compensation charge (See Note 12)                            407,358        397,155         376,756
          Non-recurring compensation charge (See Note 12)                  69,906              -               -
          Depreciation and amortization                                    24,994         22,094          25,541
          Income from operations before                              ------------     ----------     -----------
             General and Administrative expenses                           10,402         67,253          73,001
                                                                     ------------     ----------     -----------
          General and Administrative expenses                              51,759         45,696          38,656
                                                                     ------------     ----------     -----------
          (Loss) income from operations                              $    (41,357)    $   21,557     $    34,345
                                                                     ============     ==========     ===========
                                                                                  As of June 30,
                                                                                  --------------
                                                                       1998            1997            1996
                                                                       ----            ----            ----
Total Assets:
          U.S. Operations                                            $    249,802     $  306,779     $   300,472
          Foreign Operations                                               18,508         24,999          20,347
                                                                     ------------     ----------     -----------
          All Operations                                             $    268,310     $  331,778     $   320,819
                                                                     ============     ==========     ===========

General and Administrative expenses include corporate functions primarily in the U.S.

NOTE 14 - RELATED PARTY TRANSACTIONS

In connection with the contractual servicing of the Retained Clients, Wellspring provides the services to those clients on behalf of the Company. For direct expenses, the fee is equal to the cost of servicing those clients; certain shared services contain a 20% profit element. Expenses charged to the Company by Wellspring for such services for fiscal 1998, 1997, and 1996 were $41,811,000 $40,313,000, and $10,829,000, respectively. At June 30,
1998 the Company owed Wellspring $1,186,000 for such services. At June 30, 1997, the Company owed Wellspring $11,009,000 for such services.


NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a defendant in certain lawsuits arising in the normal course of business, some of which are in their earliest stages. Management currently foresees no material liability resulting from such litigation, and management believes that the Company carries adequate insurance, above reasonable deductibles, against any foreseeable outcome of such litigation.

As of June 30, 1998, the Company and its affiliates had outstanding letters of credit of $2,225,000.

The Company continues to guarantee certain leases for office premises and equipment for Wellspring. Minimum remaining payments guaranteed under these leases at June 30, 1998 total $69,654,000, which expire at various dates through 2007. These leases are also jointly and severally guaranteed by the Company's former partner in Wellspring, State Street. The estimated loss from the potential exercise of these guarantees has been included in the loss on disposal of the Benefits Administration Outsourcing Business.

Anticipated commitments of funds for fiscal year 1999 are estimated at $31.3 million, which includes expected purchases of fixed assets, 25% of the capital requirements of WWHE and the purchase of certain consulting operations during the fiscal year. The company expects operating cash flows to provide for the Company's cash needs.


NOTE 16 - DISCONTINUED OPERATIONS

On March 31, 1996, the Company transferred its employee outsourced benefits administration operations including certain deferred systems development costs, to a newly formed limited liability company, Wellspring Resources, LLC ("Wellspring"). Wellspring, which was then owned 50% by the Company and 50% by State Street Bank and Trust Company ("State Street"), provides benefits and human resources administration outsourcing services.

In the fourth quarter of fiscal year 1998, the Company entered into a Redemption, Restructuring, and Indemnity Agreement ("the Restructuring Agreement") with State Street and Wellspring by which Wellspring redeemed the Company's 50% interest in Wellspring effective April 1, 1998. The restructuring effected pursuant to the Agreement implemented a discontinuation plan approved by the Company's Board of Directors on February 18, 1998 which provided for the Company's exit from the Benefits Administration Outsourcing Business. Following the redemption of the Company's interest in Wellspring, Wellspring has continued to operate as a wholly-owned subsidiary of State Street. Certain outsourcing contracts retained by the Company when Wellspring was initially formed in 1996 ("Retained Clients"), will continue to be performed until their respective contract expirations. One such contract has been completed and the Company has no further obligation under that contract. The Company is exploring mutually advantageous arrangements with the remaining clients and will continue to provide services under these agreements using facilities and personnel provided by Wellspring until such alternative arrangements have been finalized or the contracts expire.

In connection with the restructuring transaction, the Company has agreed to indemnify Wellspring for certain costs and losses as a result of services provided by Wellspring on the Company's behalf. Further, the Company has been released from certain liabilities relating to the Wellspring business in connection with the redemption.

The discontinuation of the Company's Benefits Administration Outsourcing Business resulted in the $109.8 million pre-tax charge. This charge included the write-off of the Company's investment in Wellspring, which had a book value at the disposal date of $45.2 million. In addition, the Company wrote off $14.0 million in unamortized deferred software and development costs net of related deferred revenues related to the Retained Clients. Further, a provision of $50.6 million was recorded for contract termination expenses, lease guarantees, potential severance and other expenses related to the Company's exit from the Benefits Administration Outsourcing Business.


NOTE 17 - SUBSEQUENT EVENTS

The Company's Chief Executive Officer, Mr. A. W. Smith, Jr., has announced his plans to retire from the Company effective June 30, 1999 at the expiration of his current term of office.

Effective July 15, 1998 the Company sold its defined contribution daily record-keeping software and all intellectual property rights thereto for $3.7 million to a third-party.

Effective July 1, 1998 the Company sold 50% of its interest in WWHE to its Alliance partner, Watson Wyatt Partners. No gain or loss was recognized as result of the transaction.

The Company's Chief Financial Officer, Barbara L. Landes, has announced her intention to leave the Company effective September 30, 1998.

                             WATSON WYATT & COMPANY

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (THOUSANDS OF DOLLARS)




                                   ADDITIONS      ADDITIONS              BALANCE
                   BALANCE AT       CHARGED      CHARGED TO              AT END
   DESCRIPTION    BEGINNING OF    AGAINST FEES     OTHER     DEDUCTIONS  OF YEAR
                      YEAR                        ACCOUNTS
   -----------    ------------    ------------   ----------  ---------- --------

                             Year Ended June 30, 1998
                             ------------------------
  Allowance for
doubtful accounts   $2,525          $5,613            -       $(5,996)    $2,142

    Valuation
  allowance for      3,702               -        2,569(1)          -      6,271
  deferred tax
     assets

                              Year ended June 30, 1997
                              ------------------------
   Allowance for
doubtful accounts    5,161           6,853            -        (9,489)     2,525

     Valuation
   allowance for     3,331               -          371(1)          -      3,702
   deferred tax
      assets
                             Year ended June 30, 1996
                             ------------------------
   Allowance for
doubtful accounts    1,508          11,667            -        (8,014)     5,161

    Valuation
  allowance for     $2,251               -       $1,080             -     $3,331
   deferred tax
      assets


(1) Represents current year net operating loss carryforwards and the nondeductible foreign expenses for which realizability is considered uncertain.