Form 10-Q
period 1998-09-30
WATSON WYATT & CO
filed 1998-11-04
CIK 892968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
                                    Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 1998.

Common Stock, $1.00 par value                                  14,677,390
-----------------------------                               ----------------
         Class                                              Number of Shares




                                               WATSON WYATT & COMPANY
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                (THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                                      --------------------------------
                                                                                          1998                1997
                                                                                      ------------        ------------
                                                                                                (Unaudited)

Fees                                                                                  $    133,985        $    125,553

Costs of providing services:
     Salaries and employee benefits                                                         78,498              64,207
     Occupancy and communications                                                           14,521              15,219
     Professional and subcontracted services                                                 8,714              11,177
     Other                                                                                   2,846               7,000
                                                                                      ------------        ------------
                                                                                           104,579              97,603

General and administrative expenses                                                         11,160              10,378
Depreciation and amortization                                                                3,853               4,687
                                                                                      ------------        ------------
                                                                                           119,592             112,668

 Income from operations                                                                     14,393              12,885

Other:
     Interest income                                                                           124                 249
     Interest expense                                                                         (553)               (409)

Income (loss) from affiliates                                                                  160                 (99)
                                                                                      ------------        ------------


Income before income taxes and minority interest                                            14,124              12,626

Provision for income taxes:
     Current                                                                                 6,830               5,811
     Deferred                                                                                    -                   -
                                                                                      ------------        ------------
                                                                                             6,830               5,811
                                                                                      ------------        ------------


 Income before minority interest                                                             7,294               6,815


Minority interest in net income of consolidated subsidiaries                                     -                (44)
                                                                                      ------------        ------------

Continuing operations net income                                                             7,294               6,771

Discontinued operations:

Loss from operations of discontinued Outsourcing Business (less
     applicable income tax benefit of $0 and $1,162 respectively)                                -              (1,630)
                                                                                      ============        ============
Net income                                                                            $      7,294        $      5,141
                                                                                      ============        ============



Earnings per share, continuing operations                                             $       0.47        $       0.38
                                                                                      ============        ============

Loss per share, discontinued operations                                               $          -        $      (0.09)
                                                                                      ============        ============

Earnings per share, net income                                                        $       0.47        $       0.29
                                                                                      ============        ============


                                               See accompanying notes
                                                         F-2



                                                 WATSON WYATT & COMPANY
                                              CONSOLIDATED BALANCE SHEETS
                                              (THOUSANDS OF U.S. DOLLARS)

                                                                                  SEPTEMBER 30,              JUNE 30,
                                                                                      1998                     1998
                                                                                 --------------            -------------
                                                                                  (Unaudited)


                                                         ASSETS

Cash and cash equivalents                                                        $       13,592            $      13,405
Receivables from clients:

     Billed, net of allowances of $4,951 and $2,142                                      67,147                   69,671
     Unbilled                                                                            73,644                   59,725
                                                                                 --------------            -------------
                                                                                        140,791                  129,396

Income taxes receivable                                                                       -                    2,216
Other current assets                                                                     10,232                    6,945
                                                                                 --------------            -------------
     Total current assets                                                               164,615                  151,962

Investment in affiliates                                                                 16,982                   17,666
Fixed assets                                                                             36,584                   37,368
Deferred income taxes                                                                    48,911                   48,911
Other intangible assets                                                                   7,889                    2,412
Other assets                                                                              9,356                    9,991
                                                                                 --------------            -------------

                                                                                 $      284,337            $     268,310
                                                                                 ==============            =============

                         LIABILITIES, REDEEMABLE COMMON STOCK AND PERMANENT SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                                         $       93,244            $     116,548
Note payable and book overdrafts                                                         44,610                   11,666
Income taxes payable                                                                      3,396                        -
                                                                                 --------------            -------------
     Total current liabilities                                                          141,250                  128,214

Accrued retirement benefits                                                              82,504                   82,528
Deferred rent and accrued lease losses                                                   12,041                   12,676
Other noncurrent liabilities                                                             35,291                   32,784

Minority interest in subsidiaries                                                           403                      322

Redeemable Common Stock - $1 par value:
     25,000,000 shares authorized;
     15,015,940 and 15,916,757 issued
     and outstanding; at redemption value                                                90,846                   96,296

Permanent shareholders' equity:
Adjustment for redemption value less
     than amounts paid in by shareholders                                                23,811                   25,240
Retained deficit                                                                        (98,945)                (106,834)
Cumulative translation loss                                                              (2,864)                  (2,916)

Commitments and contingencies
                                                                                 --------------            -------------

                                                                                 $      284,337            $     268,310
                                                                                 ==============            =============





                                                 See accompanying notes
                                                          F-3

                                                   WATSON WYATT & COMPANY
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (THOUSANDS OF U.S. DOLLARS)


                                                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                                                           --------------------------------
                                                                                               1998               1997
                                                                                           ------------       -------------

Cash flows from operating activities:
     Net income                                                                            $      7,294       $       5,141
     Adjustments to reconcile net income to net cash
       provided by operating activities:

         Net loss from discontinued operations                                                        -               1,630
         Provision for doubtful receivables from clients                                          1,957               3,830
         Depreciation                                                                             3,601               3,559
         Amortization of deferred software and development costs
             and other intangible assets                                                            252               1,127
         Provision for deferred income taxes                                                          -                  30
         (Income) loss from affiliates                                                             (160)                 99
         Minority interest in net income of consolidated subsidiaries                                 -                  44
         (Increase) decrease in assets (net of discontinued operations):
             Receivables from clients                                                           (15,093)            (15,704)
             Income taxes receivable                                                              2,216                (145)
             Other current assets                                                                (3,287)             (1,908)
             Other assets                                                                           635                (379)
         (Decrease) increase in liabilities (net of discontinued operations):
             Accounts payable and accrued liabilities                                           (18,828)            (14,155)
             Income taxes payable                                                                 3,396               2,168
             Accrued retirement benefits                                                            (24)              1,027
             Deferred rent and accrued lease losses                                                (635)             (1,126)
             Other noncurrent liabilities                                                           489                (468)
         Other, net                                                                                (108)                 (3)
         Discontinued operations, net                                                              (717)             (1,862)
                                                                                           ------------       -------------
         Net cash used by operating activities                                                  (19,012)            (17,095)
                                                                                           ------------       -------------

Cash flows from investing activities:
     Purchases of fixed assets                                                                   (2,775)             (3,925)
     Acquisitions                                                                                (5,671)                  -
     Investment in software and development costs                                                     -                (899)
     Investment in affiliates                                                                     1,151                 760
     Discontinued operations                                                                          -              (4,750)
                                                                                           ------------       -------------
         Net cash used in investing activities                                                   (7,295)             (8,814)
                                                                                           ------------       -------------

Cash flows from financing activities:
     Borrowings and bank overdrafts                                                              32,944              13,200
     Issuances of Redeemable Common Stock                                                             -                 525
     Repurchases of Redeemable Common Stock                                                      (6,285)             (2,569)
                                                                                           ------------       -------------
         Net cash provided by financing activities                                               26,659              11,156
                                                                                           ------------       -------------

Effect of exchange rates on cash                                                                   (165)               (630)
                                                                                           ------------       -------------

Increase (decrease) in cash and cash equivalents                                                    187             (15,383)

Cash and cash equivalents at beginning of period                                                 13,405              26,257
                                                                                           ------------       -------------

Cash and cash equivalents at end of period                                                 $     13,592       $      10,874
                                                                                           ============       =============







                                                   See accompanying notes
                                                             F-4



                                             WATSON WYATT & COMPANY
                      CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT SHAREHOLDERS' EQUITY
                                          (THOUSANDS OF U.S. DOLLARS)


                                                                                            ADJUSTMENT FOR
                                                                                           REDEMPTION VALUE
                                                                              CUMULATIVE   LESS THAN AMOUNTS
                                                            RETAINED         TRANSLATION      PAID IN BY
                                                             DEFICIT             LOSS        SHAREHOLDERS
                                                          ------------        ----------      ----------

Balance at June 30, 1998                                  $   (106,834)       $   (2,916)     $   25,240

Comprehensive Income:
Net income                                                       7,294                 -               -
Foreign currency translation adjustment                              -                52               -
                                                          ------------        ----------      ----------
Total Comprehensive Income                                       7,294                52               -
Effect of repurchases of 900,817 shares of
     common stock (various prices per share)                       594                 -            (594)
Adjustment of redemption value for change
     in Formula Book Value per share                                 -                 -            (835)
                                                          ------------        ----------      ----------

Balance at September 30, 1998                             $    (98,945)       $   (2,864)     $   23,811
                                                          ============        ==========      ==========




                                             See accompanying notes
                                                      F-5


                             WATSON WYATT & COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements of Watson Wyatt & Company and its subsidiaries, (collectively, "Watson Wyatt" or the "Company"), are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by Generally Accepted Accounting Principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 1998.

     The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 1999. Certain prior year amounts have been reclassified to conform to the current year presentation, including the Consolidated Statements of Operations and of Cash Flows for September 30, 1997 which have been restated to reflect the Company's discontinued operations.

2. Under the Company's Bylaws, the Company is obligated to repurchase its Redeemable Common Stock, except in certain circumstances. Accordingly, the redemption value of outstanding shares is classified as Redeemable Common Stock and not as permanent shareholders' equity. Redeemable Common Stock is equal to the number of shares outstanding multiplied by the Formula Book Value per share, which was $6.05 per share at September 30, 1998 and June 30, 1998. Permanent shareholders' equity includes an adjustment for the difference between the redemption value of the Redeemable Common Stock and the amounts actually paid or deemed paid by shareholders for the shares.

3. During the three months ended September 30, 1998, the Company repurchased 900,817 shares of Redeemable Common Stock, at various prices per share. The computation of earnings per share is based upon the weighted average number of shares of Redeemable Common Stock outstanding during the period. The number of shares (in thousands) used in the computation is 15,377 and 17,981 for the three months ended September 30, 1998 and 1997, respectively.

4.   During  fiscal  1998,  the  Company   discontinued   its  Benefits
     Administration Outsourcing Business including its investment in its affiliate Wellspring Resources, LLC ("Wellspring"). The Company recorded a loss on discontinuation net of taxes of $69.9 million, which included the write-off of its investment in Wellspring, net capitalized software development costs for the Retained Clients and a provision for completion of any obligations to clients, vendors or its former venture partner. In October 1998, the Company consummated agreements with the remaining Retained Clients, Wellspring and its former venture partner to transfer operating responsibility for these clients to Wellspring, clarifying the remaining future obligations and costs related to the discontinuation. Management believes that savings of $25 million compared with initial estimates in the third quarter of fiscal 1998 and $15 million from the amount provided at June 30, 1998 will accrue to the Company from these events.

5. On September 30, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." Comprehensive income includes net income and changes in the cumulative translation gain or loss. For the three months ended September 30, 1998, comprehensive income totaled $7.3 million compared with $3.8 million for the three months ended September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

Watson  Wyatt  &  Company,   together  with  its  affiliates  and   consolidated
subsidiaries, provides employee benefits, human resources and human resources systems technology consulting. The Company and its alliance partner, Watson Wyatt Partners, a United Kingdom partnership, operate globally as Watson Wyatt Worldwide. The Company works primarily with large and mid-sized organizations.

Founded in 1946, Watson Wyatt is owned almost entirely by its active employees. The Company is incorporated in Delaware, and its principal executive offices are located at 6707 Democracy Boulevard, Suite 800, Bethesda, MD 20817.

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect Consolidated Balance Sheets as of the end of the first quarter of fiscal year 1999 (September 30, 1998) and as of the end of the prior fiscal year 1998 (June 30, 1998), and Consolidated Statements of Operations, of Cash Flows and of Changes in Permanent Shareholders' Equity for the three months ended September 30, 1998 and 1997.


RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

For the first three months of fiscal year 1999 the Company produced net income of $7.3 million, an increase of $2.2 million from net income of $5.1 million for the first three months of fiscal year 1998. Income for the first quarter of 1998 reflects a loss of $1.6 million from the operation of the Company's former Benefits Administration Outsourcing Business. Continuing operations generated net income of $7.3 million for the quarter, an increase of $0.5 million from 1998 levels of $6.8 million.

Fees for the first three months of fiscal year 1999 total $134.0 million, compared to $125.6 million for the first three months of fiscal year 1998, an increase of $8.4 million, or 7%. The revenue growth is attributable to improved performance in the Company's North American Benefits Consulting Group and Human Resource Technologies, primarily from increased billable hours.

Salaries and employee benefit expenses for the first quarter of fiscal year 1999 were $78.5 million, an increase of $14.3 million, or 22%, from $64.2 million in the first quarter of fiscal year 1998. The increase is attributable to increased compensation to associates of $9.6 million, partly the result of a 5% increase in headcount. Further, personnel restructuring expenses and retirement benefits expenses increased $3.6 million. The remaining $1.1 million increase is due to higher related fringe benefits expenses.

Occupancy and communication expenses during the first quarter of fiscal year 1999 totaled $14.5 million, a decrease of $0.7 million, or 5%, from the first quarter of the prior year. The change is related to a general reduction of expense due to the relocation of offices to lower cost space.

Professional and subcontracted services decreased by $2.5 million, or 22%, from the first quarter of fiscal year 1998, reflecting decreased legal and general corporate expenses.

Other costs of providing services were $2.8 million for the first quarter of fiscal year 1999, a decrease of $4.2 million, or 60%, from the first quarter of fiscal year 1998. The decrease is primarily the result of a $3.7 million gain from the sale of defined contribution daily record-keeping software to a third party.

General and administrative ("G&A") expenses for the first quarter of fiscal year 1999 were $11.2 million, a $0.8 million, or 8%, increase from the first quarter of fiscal year 1998.

Depreciation and amortization expense of $3.9 million for the first quarter of fiscal year 1999 represents a decrease of $0.8 million from the first quarter of fiscal year 1998. The decrease is attributable to the absence of amortization expense for deferred software in 1999, as the Company had fully amortized such balances at June 30, 1998.

Continuing operations income before income taxes and minority interest of $14.1 million in the first quarter of fiscal year 1999 resulted in a tax provision of $6.8 million. This compares to a provision of $5.8 million on $12.6 million of pre-tax income in fiscal year 1998. The effective tax rate for fiscal year 1999 is 48% compared to 46% for the same period in fiscal year 1998. The increase in the effective tax rate is due to changes in income in various jurisdictions with differing tax rates, particularly foreign jurisdictions.


LIQUIDITY AND CAPITAL RESOURCES.

The Company relies primarily on funds from operations and short-term borrowings as its sources of liquidity. The Company believes that it has access to ample financial resources to finance its growth, meet its commitments to affiliates as well as support ongoing operations. The Company's cash and cash equivalents at September 30, 1998 totaled $13.6 million, compared to $13.4 million at June 30, 1998. The Company had borrowings outstanding under its line of credit of $20.1 million at September 30, 1998 and $9.0 million at June 30, 1998.

CASH FROM OPERATIONS. For the first three months of fiscal year 1999, the Company had cash outflows from operations of $19.1 million, compared to outflows from operations of $17.1 million for the first three months of fiscal year 1998. The increase in cash outflows results mainly from the payment of higher accrued bonuses for fiscal year 1998 in fiscal year 1999 compared with the prior year.

The Company's ratio of current assets to current liabilities of 1.2 at September 30, 1998 remained unchanged from June 30, 1998.

CASH FROM INVESTING ACTIVITIES. Investing activity cash outflow was $7.3 million for the first three months of fiscal year 1999, versus $8.8 million for the same period in fiscal year 1998. The decrease in investing cash outflows was due to lower expenditures for fixed assets and higher distributions from affiliates, offset by amounts paid for recent acquisitions. There were no outflows for discontinued operations in fiscal year 1999, compared with $4.8 million during the same period in fiscal year 1998.

Anticipated commitments of funds are estimated at $22.5 million for the remainder of fiscal year 1999, mostly for expected purchases of fixed assets. The Company expects operating cash flows to provide for the Company's cash needs.

CASH FROM FINANCING ACTIVITIES. Cash flows provided by financing activities were $26.7 million for the first three months of fiscal year 1999, versus $11.2 million in the preceding fiscal year. The increase is due to the higher level of borrowings and book overdrafts, partially offset by greater repurchases of Redeemable Common Stock in fiscal year 1999 than 1998.

The Company's revolving credit line matures on June 29, 2003. As of September 30, 1998, $74.9 million of the credit line was available to the Company as revolving credit for operating needs, compared to $44.8 million on September 30, 1997.

YEAR 2000 ISSUE

During the first quarter, the Company continued to address issues associated with the Year 2000 problem. For a more complete discussion of the Company's Year 2000 program, see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, filed September 24, 1998.

The Company is engaged in a significant effort to inventory and assess both major and other systems, including those provided by vendors and those that the Company has provided to its clients. Progress on specific projects varies, with some ahead of schedule and some behind schedule. The following table summarizes the approximate percentage of work, in the stages specified, which has been completed as of October 30, 1998:

                              Assessment       Remediation       Testing
                              ----------       -----------       -------
   Major Systems                  90%              75%             25%
   Other Systems                  25%              25%             25%

Since the date of the Form 10-K, there has been no material change to the overall schedule for Year 2000 compliance activities, to the areas of risk identified or to the costs projected by the Company for Year 2000 compliance. Management continues to believe that the Company's Year 2000 compliance program includes appropriate measures to address the risks identified to date and that the shift to the Year 2000 will not have a material impact on the Company's business, results of operations or financial condition. The Company projects that the cost to address Year 2000 compliance issues in fiscal year 1999 will exceed $2.0 million, but these estimates are subject to change. The Company is likely, however, to revise its assessment of the schedule, projected costs, areas of risk and overall consequences as a result of on-going assessment of Year 2000 issues.

The information concerning the Company's Year 2000 compliance effort includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual events or costs to be materially different than indicated by such forward-looking statements. These factors include, among others, unanticipated costs of remediation and replacement, the Company's inability to meet its targeted dates as scheduled and extensive failures of governmental and municipal infrastructures. Any estimates and projections described have been developed by the management of the Company and are based on the Company's best judgments together with the information that is available to date. Due to the many uncertainties surrounding the Year 2000 problem, the shareholders of the Company are cautioned not to place undue reliance on such forward-looking statements.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         3.1   Restated Certificate of Incorporation of Watson Wyatt & Company2
         3.2   Restated Bylaws (as amended through June 30, 1998)3
         4     Form of Certificate Representing Common Stock1
         10    Credit Agreement Among NationsBank, N.A. and Others dated
               June 30, 19983

b.       Reports on Form 8-K

         None


--------
1 Incorporated by reference from Registrant's Initial Statement on Form 10 (File No. 0-20724), filed on October 13, 1992
2 Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (file no. 0-20724), filed on September 16, 1996
3 Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (file no. 0-20724), filed on September 24, 1998

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt & Company
(Registrant)




/S/ A. W. Smith, Jr.                                            November 4, 1998
--------------------                                            ----------------
Name:             A. W. Smith, Jr.                              Date
Title:            President and Chief
                  Executive Officer

/S/ Carl D. Mautz                                               November 4, 1998
--------------------                                            ----------------
Name:             Carl D. Mautz                                 Date
Title:            Controller and Acting
                  Chief Financial Officer