Form 10-Q
period 1998-12-31
WATSON WYATT & CO
filed 1999-02-09
CIK 892968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER: 33-369545

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
                                    Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 8, 1999.

Common Stock, $1.00 par value                                  14,079,052
-----------------------------                               ----------------
         Class                                              Number of Shares


                                               WATSON WYATT & COMPANY
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                               (THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)







                                                        QUARTERS ENDED DECEMBER 31,         SIX MONTHS ENDED DECEMBER 31,
                                                        ---------------------------         -----------------------------
                                                           1998             1997               1998            1997
                                                        ---------        ---------          ----------      ----------
                                                                (Unaudited)                         (Unaudited)

Fees                                                    $ 140,358        $ 127,717          $ 274,343       $ 253,270

Costs of providing services:
    Salaries and employee benefits                         77,970           65,460            156,468         129,666
    Occupancy and communications                           15,433           15,588             29,954          30,807
    Professional and subcontracted services                13,338           14,896             22,052          26,073
    Other                                                   8,740            7,624             11,586          14,624
                                                        ---------        ---------          ---------       ---------
                                                          115,481          103,568            220,060         201,170

General and administrative expenses                        16,692           13,330             27,852          23,707
Depreciation and amortization                               3,971            4,534              7,824           9,221
                                                        ---------        ---------          ---------       ---------
                                                          136,144          121,432            255,736         234,098

 Income from operations                                     4,214            6,285             18,607          19,172

Other:
    Interest income                                           404              237                528             486
    Interest expense                                       (1,168)          (1,017)            (1,721)         (1,426)

Income (loss) from affiliates                                 865               95              1,025              (4)
                                                        ---------        ---------          ---------       ---------

Income before income taxes and minority interest            4,315            5,600             18,439          18,228

Provision for income taxes:
    Current                                                 2,087            2,672              8,917           8,483
    Deferred                                                    -                -                  -               -
                                                        ---------        ---------          ---------       ---------
                                                            2,087            2,672              8,917           8,483
                                                        ---------        ---------          ---------       ---------

Income before minority interest                             2,228            2,928              9,522           9,745

Minority interest in income of consolidated subsidiaries      (85)             (97)               (85)           (141)
                                                        ---------        ---------          ---------       ---------
Income from continuing operations                           2,143            2,831              9,437           9,604

Discontinued operations:

Loss from operations of discontinued Outsourcing
    Business [less applicable income tax benefit
    of $1,715 and $2,877 respectively]                                      (3,808)                            (5,438)

Adjustment to reduce loss on disposal of discontinued
    Outsourcing Business [less applicable income tax
    expense of $6,322 and $6,322 respectively]              8,678                               8,678
                                                        =========        =========       ============    ============
Net income (loss)                                       $  10,821        $    (977)          $ 18,115         $ 4,166
                                                        =========        =========       ============    ============



Earnings per share, continuing operations               $    0.15        $    0.16       $       0.63    $       0.54
                                                        =========        =========       ============    ============

Earnings/(loss) per share, discontinued operations      $    0.59        $   (0.22)      $       0.58    $      (0.31)
                                                        =========        =========       ============    ============

Earnings/(loss) per share, net income                   $    0.74        $   (0.06)      $       1.21    $       0.23
                                                        =========        =========       ============    ============


                                               See accompanying notes
                                                         F-2

                                               WATSON WYATT & COMPANY
                                             CONSOLIDATED BALANCE SHEETS
                                             (THOUSANDS OF U.S. DOLLARS)

                                                                                DECEMBER 31,              JUNE 30,
                                                                                   1998                     1998
                                                                               --------------           --------------
                                                                                (Unaudited)
                                                       ASSETS
Cash and cash equivalents                                                       $     11,819            $      13,405
Receivables from clients:

     Billed, net of allowances of $6,000 and $2,142                                   78,500                   69,671
     Unbilled                                                                         63,897                   59,725
                                                                               --------------           --------------
                                                                                     142,397                  129,396

Income taxes receivable                                                                    -                    2,216
Other current assets                                                                   8,845                    6,945
                                                                               --------------           --------------
     Total current assets                                                            163,061                  151,962

Investment in affiliates                                                              16,416                   17,666
Fixed assets                                                                          36,722                   37,368
Deferred income taxes                                                                 48,911                   48,911
Other intangible assets                                                                8,051                    2,412
Other assets                                                                           8,858                    9,991
                                                                               --------------           --------------

                                                                                $    282,019             $    268,310
                                                                               ==============           ==============

                       LIABILITIES, REDEEMABLE COMMON STOCK AND PERMANENT SHAREHOLDERS' EQUITY


Accounts payable and accrued liabilities                                        $     95,811            $     116,548
Note payable and book overdrafts                                                      36,572                   11,666
Income taxes payable                                                                  11,499                        -
                                                                               --------------           --------------
     Total current liabilities                                                       143,882                  128,214

Accrued retirement benefits                                                           84,311                   82,528
Deferred rent and accrued lease losses                                                11,178                   12,676
Other noncurrent liabilities                                                          22,434                   32,784

Minority interest in subsidiaries                                                        530                      322

Redeemable Common Stock - $1 par value:
     25,000,000 shares authorized;
     14,305,484 and 15,916,757 issued
     and outstanding; at redemption value                                             86,548                   96,296

Permanent shareholders' equity:
Adjustment for redemption value less
     than amounts paid in by shareholders                                             22,684                   25,240
Accumulated deficit                                                                  (86,999)                (106,834)
Cumulative translation loss                                                           (2,549)                  (2,916)

Commitments and contingencies
                                                                               --------------           --------------

                                                                                $    282,019             $    268,310
                                                                               ==============           ==============


                                               See accompanying notes
                                                         F-3

                                                    WATSON WYATT & COMPANY
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (THOUSANDS OF U.S. DOLLARS)


                                                                                              SIX MONTHS ENDED DECEMBER 31,
                                                                                           -------------------------------------
                                                                                               1998                   1997
                                                                                           --------------        ---------------
                                                                                                        (Unaudited)

Cash flows from operating activities:
     Net income                                                                            $      18,115         $        4,166
     Adjustments to reconcile net income to net cash
       provided by operating activities:

         Net (income) loss from discontinued operations                                           (8,678)                 5,438
         Provision for doubtful receivables from clients                                           6,423                  5,872
         Depreciation                                                                              7,184                  7,107
         Amortization of deferred software and development costs
             and other intangible assets                                                             641                  2,114
         (Income) loss from affiliates                                                            (1,025)                     3
         Minority interest in income of consolidated subsidiaries                                     85                    141
         (Increase) decrease in assets (net of discontinued operations):
             Receivables from clients                                                            (27,822)               (20,387)
             Income taxes receivable                                                               2,216                   (145)
             Other current assets                                                                 (1,900)                (2,529)
             Other assets                                                                          1,133                  1,088
         (Decrease) increase in liabilities (net of discontinued operations):
             Accounts payable and accrued liabilities                                             (4,093)               (13,814)
             Income taxes payable                                                                  5,177                  4,424
             Accrued retirement benefits                                                           1,783                  1,879
             Deferred rent and accrued lease losses                                               (1,498)                (2,044)
             Other noncurrent liabilities                                                            870                 (1,325)
         Other, net                                                                                 (138)                  (201)
         Discontinued operations, net                                                             (4,466)                (5,206)
                                                                                           --------------        ---------------
         Net cash used by operating activities                                                    (5,993)               (13,419)
                                                                                           --------------        ---------------

Cash flows from investing activities:
     Purchases of fixed assets                                                                    (6,297)                (5,791)
     Acquisitions                                                                                 (6,158)                     -
     Investment in software and development costs                                                      -                 (1,912)
     Investment in affiliates                                                                      2,257                  2,425
     Discontinued operations                                                                           -                 (9,750)
                                                                                           --------------        ---------------
         Net cash used in investing activities                                                   (10,198)               (15,028)
                                                                                           --------------        ---------------

Cash flows from financing activities:
     Net borrowings and bank overdrafts                                                           24,906                 17,189
     Issuances of Redeemable Common Stock                                                              -                    525
     Repurchases of Redeemable Common Stock                                                      (10,584)                (4,100)
                                                                                           --------------        ---------------
         Net cash provided by financing activities                                                14,322                 13,614
                                                                                           --------------        ---------------

Effect of exchange rates on cash                                                                     283                 (3,116)
                                                                                           --------------        ---------------

Decrease in cash and cash equivalents                                                             (1,586)               (17,949)

Cash and cash equivalents at beginning of period                                                  13,405                 26,257
                                                                                           --------------        ---------------

Cash and cash equivalents at end of period                                                 $      11,819         $        8,308
                                                                                           ==============        ===============



                                                    See accompanying notes
                                                              F-4

                                             WATSON WYATT & COMPANY
                      CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT SHAREHOLDERS' EQUITY
                                          (THOUSANDS OF U.S. DOLLARS)


                                                                                    ADJUSTMENT FOR
                                                                                   REDEMPTION VALUE
                                                                    CUMULATIVE     LESS THAN AMOUNTS
                                                   ACCUMULATED      TRANSLATION       PAID IN BY
                                                     DEFICIT           LOSS          SHAREHOLDERS
                                                   ----------       ----------       ------------

Balance at June 30, 1998                           $ (106,834)      $   (2,916)      $   25,240

Comprehensive income:
Net income                                             18,115                -                -
Foreign currency translation adjustment                     -              367                -
                                                   ----------       ----------       ----------
Total comprehensive income                             18,115              367                -
Effect of repurchases of 1,611,273 shares of
     common stock (various prices per share)            1,720                -           (1,720)
Adjustment of redemption value for change
     in Formula Book Value per share                        -                -             (836)
                                                   ----------       ----------       ----------
Balance at December 31, 1998                       $  (86,999)      $   (2,549)      $   22,684
                                                   ==========       ==========       ==========













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

   The results of operations for the six months ended December 31, 1998 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 1999. The results reflect prorata growth in share value, anticipated tax rates and potential distributions at the discretion of the Company's Board of Directors. Certain prior year amounts have been reclassified to conform to the current year presentation, including the Consolidated Statements of Operations and of Cash Flows for December 31, 1997, which have been restated to reflect the Company's discontinued operations.

2. Under the Company's Bylaws, the Company is obligated to repurchase its Redeemable Common Stock, except in certain circumstances. Accordingly, the redemption value of outstanding shares is classified as Redeemable Common Stock and not as permanent shareholders' equity. Redeemable Common Stock is equal to the number of shares outstanding multiplied by the Formula Book Value per share, which was $6.05 per share at December 31, 1998 and June 30, 1998. Permanent shareholders' equity includes an adjustment for the difference between the redemption value of the Redeemable Common Stock and the amounts actually paid or deemed paid by shareholders for the shares.

3. During the six months ended December 31, 1998, the Company repurchased 1,611,273 shares of Redeemable Common Stock, at various prices per share. The computation of earnings per share is based upon the weighted average number of shares of Redeemable Common Stock outstanding during the period. The number of shares (in thousands) used in the computation is 14,587 and 17,679 for the three months ended December 31, 1998 and 1997, respectively, and 14,977 and 17,831 for the six months ended December 31, 1998 and 1997, respectively.

4. During fiscal 1998, the Company discontinued its Benefits Administration Outsourcing Business including its investment in its affiliate Wellspring Resources, LLC ("Wellspring"). The Company recorded a loss on discontinuation net of taxes of $69.9 million, which included the write-off of its investment in Wellspring, net capitalized software development costs for the Retained Clients and a provision for completion of any obligations to clients, vendors or its former venture partner. In October 1998, the Company consummated agreements with the remaining Retained Clients, Wellspring, and its former venture partner to transfer operating responsibility for these clients to Wellspring, clarifying the remaining future obligations and costs related to the discontinuation. Management believes that savings of $25 million compared with initial estimates made in the third quarter of fiscal 1998 and $15 million from the amount provided at June 30, 1998 will be realized from these events. The Company reduced the amount of its provision for losses from disposal of the Outsourcing Business in the second quarter of fiscal year 1999. A credit to income of $15.0 million, less the associated tax expense of $6.3 million is reflected in the Consolidated Statement of Operations in the line "Adjustment to reduce loss on disposal of discontinued Outsourcing Business".

5. On September 30, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." Comprehensive income includes net income and changes in the cumulative translation gain or loss. For the three months ended December 31, 1998, comprehensive income totaled $11.2 million compared with a comprehensive loss of $2.7 million for the three months ended December 31, 1997. For the six months ended December 31, 1998 and 1997, comprehensive income totaled $18.5 million and $1.1 million, respectively.


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

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect Consolidated Balance Sheets as of the end of the second quarter of fiscal year 1999 (December 31, 1998) and as of the end of the prior fiscal year 1998 (June 30, 1998), and Consolidated Statements of Operations, of Cash Flows and of Changes in Permanent Shareholders' Equity for the three and six months ended December 31, 1998 and 1997.


RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1997.

For the first six months of fiscal year 1999 the Company produced net income of $18.1 million, an increase of $13.9 million from net income of $4.2 million for the first six months of fiscal year 1998. Fiscal year 1998 income reflects a loss of $5.4 million from the operation of the Company's former Benefits Administration Outsourcing Business, while current year results include the reversal of the estimated loss from the disposal of the Company's Benefits Administration Outsourcing Business of $8.7 million. Continuing operations generated income of $9.4 million for the first half of the year, a decrease of $0.2 million from the 1998 level of $9.6 million. Increased revenues are largely offset by increased salaries and employee benefits.

Fees for the first six months of fiscal year 1999 total $274.3 million compared to $253.3 million for the first six months of fiscal year 1998, an increase of $21.1 million, or 8%. Second quarter fees were $140.4 million, up 10% from $127.7 million in fiscal 1998. The revenue growth in both periods is attributable to improved performance in the Company's North American Benefits Consulting Group and Human Resource Technologies, primarily from increased billable hours, as well as an improvement in the Company's Asia/Pacific operations.

Salaries and employee benefit expenses for the second quarter of fiscal year 1999 were $78.0 million, an increase of $12.5 million, or 19%, from $65.5 million in the second quarter of fiscal year 1998. The Company incurred salaries and employee benefit expenses of $156.5 million in the first six months of the year,  up  $26.8  million  or 21%  from the  prior  year.  The increase is attributable to increased compensation to associates of $18.7 million, partly the result of a 5% increase in headcount. Further, personnel restructuring expenses and retirement benefits expenses increased $5.7 million. The remaining $2.4 million increase is due to higher related fringe benefits expenses.

Occupancy and communication expenses during the second quarter of fiscal year 1999 totaled $15.4 million, a decrease of $0.2 million, or 1%, from the second quarter of the prior year. The Company incurred occupancy and communications expenses of $30.0 million in the first six months of the year, down 3% from the prior year. The change is related to a general reduction of expense due to the relocation of offices to lower cost space.

Professional and  subcontracted  services  decreased by $1.6 million,  or 10%, from the second quarter of fiscal year 1998. For the six months, professional and subcontracted services decreased 15%, or $4.0 million from last year, reflecting decreased legal and general corporate expenses.

Other costs of providing services were $8.7 million for the second quarter of fiscal year 1999, an increase of $1.1 million, or 15%, from the second quarter of fiscal year 1998. For the first six months of fiscal year 1999, other costs of providing services decreased $3.0 million, or 21%, from $14.6 million in fiscal 1998. The decrease is primarily the result of a $3.7 million gain from the sale of defined contribution daily record-keeping software to a third party in the first quarter of fiscal year 1999.

General and administrative ("G&A") expenses for the second quarter of fiscal year 1999 were $16.7 million, a $3.4 million, or 25%, increase from the second quarter of fiscal year 1998. For the first six months of fiscal year 1999, G&A increased $4.1 million, or 17%, from $23.7 million in fiscal 1998, reflecting increased advertising expenditures, human resource activities and other support of core consulting areas.

Depreciation and amortization expense of $4.0 million for the second quarter of fiscal year 1999 represents a decrease of $0.6 million from the second quarter of fiscal year 1998. For the first six months of fiscal year 1999, depreciation and amortization decreased $1.4 million, or 15%, from $9.2 million in fiscal 1998. The decrease is attributable to the absence of amortization expense for deferred software in 1999, as the Company had fully amortized such balances at June 30, 1998.

Income before income taxes and minority interest for continuing operations of $4.3 million in the second quarter of fiscal year 1999 resulted in a tax provision of $2.1 million. This compares to a provision of $2.7 million on $5.6 million of continuing operations pre-tax income in the second quarter of fiscal year 1998. For the first six months of fiscal 1999, income before income taxes and minority interest from continuing operations of $18.4 million resulted in a tax provision of $8.9 million. This compares to a provision of $8.5 million on $18.2 million of pre-tax income in fiscal year 1998. The effective tax rate for the first six months of fiscal year 1999 is 48% compared to 47% for the same period in fiscal year 1998. The increase in the effective tax rate is due to changes in income in various jurisdictions with differing tax rates, particularly foreign jurisdictions.


LIQUIDITY AND CAPITAL RESOURCES.

The Company relies primarily on funds from operations and short-term borrowings as its sources of liquidity. The Company believes that it has access to ample financial resources to finance its growth, meet its commitments to affiliates and support ongoing operations. The Company's cash and cash equivalents at December 31, 1998 totaled $11.8 million, compared to $13.4 million at June 30, 1998. The Company had borrowings outstanding under its line of credit of $28.0 million at December 31, 1998 and $9.0 million at June 30, 1998.

CASH FROM OPERATIONS. For the first six months of fiscal year 1999, the Company had cash outflows from operations of $6.0 million, compared to outflows from operations of $13.4 million for the first six months of fiscal year 1998. The decrease in cash outflows results mainly from higher accrued, but unpaid, compensation in fiscal 1999 compared to the prior year.

The Company's ratio of current assets to current liabilities of 1.13 at December 31, 1998 was down slightly from the 1.19 figure on June 30, 1998.

CASH FROM INVESTING ACTIVITIES. Cash used in investing activities was $10.2 million for the first six months of fiscal year 1999, versus $15.0 million for the same period in fiscal year 1998. The overall decrease in cash usage results from the lack of investment in the Company's discontinued operation in 1999 compared with $9.8 million in 1998, net of the $6.2 million acquisition in 1999.

The Company has commitments to spend cash of $13.3 million for the remainder of fiscal year 1999, mostly for capital assets.

CASH FROM FINANCING ACTIVITIES. Cash flows provided by financing activities were $14.3 million for the first six months of fiscal year 1999, versus $13.6 million in the preceding fiscal year. The increase is due to the higher level of borrowings and book overdrafts of $7.7 million, partially offset by $6.5 million more in repurchases of Redeemable Common Stock in fiscal year 1999 compared to 1998.

The Company's revolving credit line matures on June 30, 2003. As of December 31, 1998, $64.8 million of the credit line was available to the Company as revolving credit for operating needs, compared to $35.9 million on December 31, 1997.

YEAR 2000 ISSUE

The Company has continued to address the Year 2000 problem as it affects the Company's business.

Based on the review conducted to date, management believes that the most significant risk facing the Company in connection with Year 2000 issues relates to software provided by the Company for use by or on behalf of its clients. This software has been provided principally by the HR Technology practice (including defined contribution recordkeeping and call center services) and the Retirement practice (principally spreadsheet-based benefit calculators). The risks presented include the possibility of errors or contractual liability caused by non-compliant software that is not identified or corrected, the possibility that remediation will not be accomplished according to the timetable identified below, and the costs of replacing or repairing client systems.

Other risks identified by the Company include:

*     Risks from operations outside the United States
*     Risk of a general economic downturn as a result of the Year 2000 problem
* Risk arising from the failure of infrastructure, including power and telecommunications services
* Liabilities as a result of Year 2000 warranties provided to third parties

The Company's Year 2000 compliance plan relies on geographic and practice leaders to assess and oversee repair or replacement of software used in their domain. Management believes that this plan is appropriate for the risks presented, but this conclusion is subject to reassessment as a result of the Company's on-going compliance efforts. Since the Year 2000 problem is likely to have unpredictable effects, including effects that have not been planned for, management does not expect that the Company's Year 2000 compliance program will eliminate all risk to the Company associated with the Year 2000 problem.

Management  believes  that the  Year  2000  problem  is not  likely  to have a material effect on the Company's business, results of operations, or financial condition. Management believes its plan will enable it to appropriately address Year 2000 issues on a timely basis. In the case of the Company's internal systems, management believes that the Company is likely to meet its forthcoming deadlines for Year 2000 compliance activity. In the case of software provided to clients, the Company is somewhat behind in its schedule for compliance activity. Management believes that a substantial effort will be required to address Year 2000 issues in client software. If the Company fails to meet its schedule for addressing Year 2000 problems in client software, it may incur additional costs. Because of the wide diversity of systems involved, the Company is unable to estimate costs associated with remediation of client software, revenue that may be lost as a result of non-compensated activities related to remediation, or costs that may arise from delays in remediation. The Company will continue to assess the materiality of the Year 2000 problem as part of its on-going remediation efforts.

The  Company is  substantially  on  schedule  to repair or  replace  its major internal systems, including WyVal, the Company's actuarial valuation software. The Company has also completed local office assessment, except in offices in Asia and Latin America, where no completion date has been scheduled. The Company has completed an inventory of its vendors and will seek appropriate confirmation of Year 2000 compliance efforts by material vendors. Because of the nature of the Company's business, management believes that the Company does not face significant risks from Year 2000 failures in systems relied upon by its vendors. Nevertheless, it is likely that some vendor systems will fail (particularly those outside the United States or Canada) and the Company cannot predict the effect of such failure upon its operations. The Company has established some contingency procedures to address interruptions in its operations and will adopt additional contingency procedures to deal with risks presented specifically by the Year 2000 situation. The Company has not reviewed the Year 2000 compliance status of its clients. It is likely that the Year 2000 will affect operations of some clients. Management is unable to predict the effect of client problems on the Company's own operations, but believes these are not likely to be material because of the broad, diversified nature of the Company's client base.

The Company estimates that its cost to address Year 2000 compliance issues will exceed $2 million for fiscal year 1999. The Company has not yet estimated compliance costs for fiscal year 2000. These costs include the fees of outside consultants and remediation costs associated with software and hardware used internally by the Company that exceed costs otherwise budgeted for repair and replacement. Funds for costs associated with the Company's Year 2000 compliance efforts will come from general revenues for all areas of the Company's operations. These costs will be expensed as incurred.

The Company has established the following revised schedule for key activities relating to Year 2000 compliance:

*     The target date to complete  practice  inventory and assessment is March
      30, 1999.
* The target date to complete testing for major internal systems is March 30, 1999.
* The target date for all systems to be compliant, retired, or replaced is July 1,1999.

It is likely that the Company will revise this schedule again as a result of its compliance efforts. It is likely that some remediation efforts, particularly for software developed for clients, will be delayed beyond the target dates identified above.

The following table summarizes the approximate percentage of work in the stages specified which as been completed as of January 31, 1999:

                              ASSESSMENT        REMEDIATION         TESTING
                              ----------        -----------         -------
INTERNAL SYSTEMS
   Major Systems               Completed         Completed            90%
   Other Systems                  80%               50%               30%
SYSTEMS DEVELOPED FOR CLIENTS
   HR Technology                  70%               20%               10%
   Retirement                     10%                *                 *
   Other                          20%                *                 *
   *  Less than 10%

The Company's principal Retirement valuation software systems are included in "Internal Systems - Major Systems". In the case of systems developed for clients, the figures are subject to adjustment as a result of on-going efforts to inventory systems.

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

ITEM 2.     CHANGES IN SECURITIES

On the dates below, unregistered shares of the Company's Redeemable Common Stock were sold to certain eligible purchasers (as that term is defined in the Company's Bylaws) in transactions not involving a public offering in reliance on Section 4(2) of the Securities Act of 1933. The aggregate offering price was $620,197.94. The table below summarizes the sales.
                                                                 AGGREGATE
      DATE                 SHARES ISSUED        SHARE PRICE    OFFERING PRICE
-----------------------------------------------------------------------------
April 1, 1997                   2,075               $ 4.94       $ 10,250.50
June 24, 1997                  25,000               $ 4.94       $123,500.00
June 27, 1997                   1,376               $ 4.94       $  6,797.44
June 24, 1998                  90,500               $ 5.30       $479,650.00
----------------------------------------------------------------------------
TOTAL                         118,951                            $620,197.94
============================================================================

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the fifty-second annual meeting of shareholders of the Company, held on November 19, 1998, the shareholders elected fourteen (14) nominees to the Board. Proxies representing 12,620,286 shares were received (total shares outstanding as of the Record Date were 14,683,417) and the results of the voting were as follows:

        NOMINEES TO THE BOARD     FOR        WITHHOLD
        ----------------------------------------------
        Thomas W. Barratt       11,625,867     994,419
        Paula A. DeLisle        11,966,821     653,465
        David B. Friend          9,937,060   2,683,226
        John J. Haley           11,875,632     744,654
        Ira T. Kay              10,384,413   2,235,873
        Brian E. Kennedy        11,776,935     843,351
        Eric P. Lofgren         11,833,154     787,132
        Robert D. Masding       11,989,818     630,468
        R. Michael McCullough   10,871,064   1,749,222
        Gail E. McKee           10,549,638   2,070,648
        Paul V. Mee              9,905,959   2,714,327
        A. W. Smith, Jr.         9,431,415   3,188,871
        John A. Steinbrunner    12,080,126     540,160
        A. Grahame Stott        12,009,772     610,514

An amendment to Section 9.4 of the Company's Bylaws to more specifically describe permitted liens arising in connection with loan programs established by the Board of Directors was also voted upon by the shareholders.

The amendment was approved by the affirmative vote of shareholders of more than 80% of the Company's outstanding stock (as required per Section 9 of the Bylaws) as follows:

For:          12,490,243
Against:         130,043

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

      3.1   Restated Certificate of Incorporation of Watson Wyatt & Company2
      3.2   Restated Bylaws (as amended through December 23, 1998)4
      4     Form of Certificate Representing Common Stock1
      10    Credit Agreement Among NationsBank, N.A. and Others dated June
            30, 19983

b.    Reports on Form 8-K

      None.



--------
1 Incorporated by reference from Registrant's Initial Statement on Form 10 (File No. 33-369545), filed on October 13, 1992
2 Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (file no. 33-369545), filed on September 16, 1996
3 Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (file no. 33-369545), filed on September 24, 1998
4   Incorporated by reference from Registrant's Report on Form S-8
    (file no. 33-369545), filed on December 23, 1998

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt & Company
(Registrant)





/S/ JOHN J. HALEY                                      FEBRUARY 9, 1998
------------------------------                         ----------------
Name:  John J. Haley                                   Date
Title: President and Chief
       Executive Officer


/S/ CARL D. MAUTZ                                      FEBRUARY 9, 1998
------------------------------                         ----------------
Name:  Carl D. Mautz                                   Date
Title: Controller and Acting
       Chief Financial Officer