Form 10-Q
period 1999-03-31
WATSON WYATT & CO
filed 1999-05-14
CIK 892968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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
                                    Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1999.

Common Stock, $1.00 par value                                  16,201,605
-----------------------------                               ----------------
         Class                                              Number of Shares


                                                        WATSON WYATT & COMPANY
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                     QUARTERS ENDED MARCH 31,            NINE MONTHS ENDED MARCH 31,
                                                      1999                1998              1999              1998
                                                   ----------          ----------        ----------       ----------
                                                             (Unaudited)                          (Unaudited)


Fees                                               $ 135,573           $ 124,558         $ 409,916        $ 377,828

Costs of providing services:
    Salaries and employee benefits                    77,877              70,293           234,345          199,959
    Occupancy and communications                      16,412              15,422            46,366           46,229
    Professional and subcontracted services           11,573              11,626            33,625           37,699
    Other                                              9,303               6,666            20,889           21,290
                                                   ----------          ----------        ----------       ----------
                                                     115,165             104,007           335,225          305,177


General and administrative expenses                   14,194              12,849            42,046           36,556
Depreciation and amortization                          3,996               5,576            11,820           14,797
                                                   ----------          ----------        ----------       ----------
                                                     133,355             122,432           389,091          356,530

Income from operations                                 2,218               2,126            20,825           21,298

Other:
    Interest income                                      127                 119               655              605
    Interest expense                                    (473)             (1,168)           (2,194)          (2,594)

    Income (loss) from affiliates                        583                (215)            1,608             (219)
                                                   ----------          ----------        ----------       ----------

Income before income taxes and minority interest       2,455                 862            20,894           19,090

Provision for income taxes:
    Current                                            1,530                 470            10,447            8,953
    Deferred                                               -                   -                 -                -
                                                   ----------          ----------        ----------       ----------
                                                       1,530                 470            10,447            8,953
                                                   ----------          ----------        ----------       ----------

Income before minority interest                          925                 392            10,447           10,137

Minority interest in net loss/(income)
    of consolidated subsidiaries                          54                  86               (31)             (55)
                                                   ----------          ----------        ----------       ----------

Income from continuing operations                        979                 478            10,416           10,082

Discontinued operations:

Loss from operations of discontinued Outsourcing
    Business [net of applicable income tax benefit
    of $1,895 and $4,772 respectively]                     -              (1,664)                -           (7,102)


(Loss) adjustment on disposal of Outsourcing
    Business.  1998 loss is net of applicable income
    tax benefit of $48,148; 1999 adjustment is net
    of applicable income tax expense of $6,322             -             (71,652)            8,678          (71,652)
                                                   ----------          ----------        ----------       ----------

Net income (loss)                                  $     979           $ (72,838)        $  19,094        $ (68,672)
                                                   ==========          ==========        ==========       ==========


Earnings per share, continuing operations          $    0.07           $    0.03         $    0.70        $    0.58
                                                   ==========          ==========        ==========       ==========

Earnings/(loss) per share, discontinued operations $       -           $   (4.33)        $    0.58        $   (4.50)
                                                   ==========          ==========        ==========       ==========

Earnings/(loss) per share, net income              $    0.07           $   (4.30)        $    1.28        $   (3.92)
                                                   ==========          ==========        ==========       ==========



                                                        See accompanying notes
                                                                 F-2



                                               WATSON WYATT & COMPANY
                                             CONSOLIDATED BALANCE SHEETS
                                             (THOUSANDS OF U.S. DOLLARS)

                                                                                 MARCH 31,                JUNE 30,
                                                                                   1999                     1998
                                                                               --------------           --------------
                                                                                (Unaudited)
                                                       ASSETS
Cash and cash equivalents                                                      $      12,756            $      13,405
Receivables from clients:

     Billed, net of allowances of $6,601 and $2,142                                   66,534                   69,671
     Unbilled                                                                         74,024                   59,725
                                                                               --------------           --------------
                                                                                     140,558                  129,396

Income taxes receivable                                                                    -                    2,216
Other current assets                                                                   7,602                    6,945
                                                                               --------------           --------------
     Total current assets                                                            160,916                  151,962

Investment in affiliates                                                              15,807                   17,666
Fixed assets                                                                          36,187                   37,368
Deferred income taxes                                                                 48,911                   48,911
Other intangible assets                                                                7,757                    2,412
Other assets                                                                           9,114                    9,991
                                                                               --------------           --------------

                                                                               $     278,692            $     268,310
                                                                               ==============           ==============

                       LIABILITIES, REDEEMABLE COMMON STOCK AND PERMANENT SHAREHOLDERS' EQUITY


Accounts payable and accrued liabilities                                       $     116,862            $     116,548
Note payable and book overdrafts                                                       3,341                   11,666
Income taxes payable                                                                  11,814                        -
                                                                               --------------           --------------
     Total current liabilities                                                       132,017                  128,214

Accrued retirement benefits                                                           80,929                   82,528
Deferred rent and accrued lease losses                                                10,235                   12,676
Other noncurrent liabilities                                                          22,473                   32,784

Minority interest in subsidiaries                                                        424                      322

Redeemable Common Stock - $1 par value:
     25,000,000 shares authorized;
     16,360,932 and 15,916,757 issued
     and outstanding; at redemption value                                             98,984                   96,296

Permanent shareholders' equity:
Adjustment for redemption value less
     than amounts paid in by shareholders                                             21,912                   25,240
Accumulated deficit                                                                  (85,269)                (106,834)
Cumulative translation loss                                                           (3,013)                  (2,916)
Commitments and contingencies
                                                                               --------------           --------------

                                                                               $     278,692            $     268,310
                                                                               ==============           ==============



                                               See accompanying notes

                                                   WATSON WYATT & COMPANY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (THOUSANDS OF U.S. DOLLARS)


                                                                                             NINE MONTHS ENDED MARCH 31,
                                                                                         ------------------------------------
                                                                                               1999                  1998
                                                                                         --------------        --------------
                                                                                                     (Unaudited)
Cash flows from operating activities:
     Net income                                                                          $      19,094         $     (68,672)
     Adjustments to reconcile net income to net cash
       provided by operating activities:

         (Adjustment to) net loss from discontinued operations                                  (8,678)               78,754
         Provision for doubtful receivables from clients                                         9,670                 5,981
         Depreciation                                                                           10,780                11,357
         Amortization of deferred software and development costs
             and other intangible assets                                                         1,040                 3,440
         Provision for deferred income taxes                                                         -                  (147)
         (Income) loss from affiliates                                                          (1,608)                  219
         Minority interest in net income of consolidated subsidiaries                               31                    55
         (Increase) decrease in assets (net of discontinued operations):
             Receivables from clients                                                          (30,239)              (18,957)
             Income taxes receivable                                                             2,216                 2,558
             Other current assets                                                                 (657)                  629
             Other assets                                                                          877                   590
         (Decrease) increase in liabilities (net of discontinued operations):
             Accounts payable and accrued liabilities                                           17,057                 1,075
             Income taxes payable                                                                5,492                 1,210
             Accrued retirement benefits                                                        (1,599)               (3,601)
             Deferred rent and accrued lease losses                                             (2,441)               (2,981)
             Other noncurrent liabilities                                                        1,210                (1,211)
         Other, net                                                                                210                  (154)
         Discontinued operations, net                                                           (3,857)              (17,997)
                                                                                         --------------        --------------
         Net cash provided by (used by) operating activities                                    18,598                (7,852)
                                                                                         --------------        --------------

Cash flows from investing activities:
     Purchases of fixed assets                                                                  (9,729)               (8,854)
     Acquisitions                                                                               (6,207)                    -
     Investment in software and development costs                                                    -                (2,506)
     Investment in affiliates                                                                    3,151                 2,749
     Discontinued operations                                                                         -               (14,750)
                                                                                         --------------        --------------
         Net cash used in investing activities                                                 (12,785)              (23,361)
                                                                                         --------------        --------------

Cash flows from financing activities:
     Net borrowings and bank overdrafts                                                         (8,325)               28,229
     Issuances of Redeemable Common Stock                                                       15,055                   525
     Repurchases of Redeemable Common Stock                                                    (13,224)               (9,674)
                                                                                         --------------        --------------
         Net cash (used by) provided by financing activities                                    (6,494)               19,080
                                                                                         --------------        --------------
Effect of exchange rates on cash                                                                    32                (3,120)
                                                                                         --------------        --------------
Decrease in cash and cash equivalents                                                             (649)              (15,253)
Cash and cash equivalents at beginning of period                                                13,405                26,257
                                                                                         --------------        --------------
Cash and cash equivalents at end of period                                               $      12,756         $      11,004
                                                                                         ==============        ==============







                                                   See accompanying notes
                                                            F-4


                                             WATSON WYATT & COMPANY
                      CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT SHAREHOLDERS' EQUITY
                                          (THOUSANDS OF U.S. DOLLARS)


                                                                                           ADJUSTMENT FOR
                                                                                          REDEMPTION VALUE
                                                                           CUMULATIVE    LESS THAN AMOUNTS
                                                            ACCUMULATED   TRANSLATION        PAID IN BY
                                                              DEFICIT        LOSS           SHAREHOLDERS
                                                            ----------     ----------       ----------

Balance at June 30, 1998                                    $ (106,834)    $   (2,916)      $   25,240

Comprehensive income:
Net income                                                      19,094              -                -
Foreign currency translation adjustment                              -            (97)               -
                                                            ----------     ----------       ----------
Total comprehensive income                                      19,094            (97)               -
Effect of repurchases of 2,106,426 shares of
     common stock (various prices per share)                     2,471              -           (2,471)
Adjustment of redemption value for change
     in Formula Book Value per share                                 -              -             (857)
                                                            ----------     ----------       ----------
Balance at March 31, 1999                                    $ (85,269)    $   (3,013)      $   21,912
                                                            ==========     ==========       ==========



                                                 See accompanying notes

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

   The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 1999. The results reflect prorata growth in share value, anticipated tax rates and potential distributions at the discretion of the Company's Board of Directors. The Consolidated Statement of Cash Flows for the nine months ended March 31, 1998 has been restated to reflect the Company's discontinued operations.

2. Under the Company's Bylaws, the Company is obligated to repurchase its Redeemable Common Stock, except in certain circumstances. Accordingly, the redemption value of outstanding shares is classified as Redeemable Common Stock and not as permanent shareholders' equity. Redeemable Common Stock is equal to the number of shares outstanding multiplied by the Formula Book Value per share, which was $6.05 per share at March 31, 1999 and June 30, 1998. Permanent shareholders' equity includes an adjustment for the difference between the redemption value of the Redeemable Common Stock and the amounts actually paid or deemed paid by shareholders for the shares.

3. During the nine months ended March 31, 1999, the Company repurchased 2,106,426 shares of Redeemable Common Stock, at various prices per share. The computation of earnings per share is based upon the weighted average number of shares of Redeemable Common Stock outstanding during the period. The number of shares (in thousands) used in the computation is 14,693 and 16,935 for the three months ended March 31, 1999 and 1998, respectively, and 14,931 and 17,503 for the nine months ended March 31, 1999 and 1998, respectively.

4. In the third quarter of fiscal 1998, the Company discontinued its Benefits Administration Outsourcing Business including its investment in its affiliate Wellspring Resources, LLC ("Wellspring"). The Company recorded an after tax loss of $71.7 million, representing the write-off of its investment in Wellspring, net capitalized software development costs for the Retained Clients and a provision for completion of any obligations to clients, vendors or its former venture partner and a further $7.1 million in net operating losses of the Outsourcing Business prior to discontinuation. Through the full fiscal year 1998, the Company's losses from discontinued operations totaled $69.9 million. In October 1998, the Company consummated agreements with the remaining Retained Clients, Wellspring, and its former venture partner to transfer operating responsibility for these clients to Wellspring, clarifying the remaining future obligations and costs related to the discontinuation. Management believes that savings of $25.0 million compared with initial estimates made in the third quarter of fiscal 1998 and $15.0 million from the amount provided at June 30, 1998 will be realized from these events. The Company reduced the amount of its provision for losses from disposal of the Outsourcing Business in the second quarter of fiscal year 1999 by $8.7 million, net of tax.

5. On September 30, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." Comprehensive income includes net income and changes in the cumulative translation gain or loss. For the three months ended March 31, 1999, comprehensive income totaled $0.5 million compared with a comprehensive loss of $72.8 million for the three months ended
   March 31, 1998. For the nine months ended March 31, 1999, comprehensive income totaled $19.0 million, and for the nine months ended March 31, 1998, comprehensive loss totaled $71.8 million.

6. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires the Company to report financial and descriptive information about its reportable operating segments. The Company will adopt SFAS No. 131 in its year-end reporting as of June 30, 1999. The Company is
   currently   evaluating  the  impact  of  SFAS  No.  131  on  its  financial statements.



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

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect Consolidated Balance Sheets as of the end of the third quarter of fiscal year 1999 (March 31, 1999) and as of the end of the prior fiscal year 1998 (June 30, 1998), and Consolidated Statements of Operations, of Cash Flows and of Changes in Permanent Shareholders' Equity for the three and nine months ended March 31, 1999 and 1998.


RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998.

For the first nine months of fiscal year 1999 the Company produced net income of $19.1 million, an increase of $87.8 million from a net loss of $68.7 million for the first nine months of fiscal year 1998. The fiscal year 1998 loss includes a loss of $78.8 million from the operation of the Company's former Benefits Administration Outsourcing Business, while current year results include the reversal of the estimated loss from the disposal of the Company's Benefits Administration Outsourcing Business of $8.7 million. Continuing operations generated income of $10.4 million for the first three quarters of the year, an increase of $0.3 million from the 1998 level of $10.1 million. Increased revenues are largely offset by increased salaries and employee benefits.

Third quarter fees were $135.6 million, up 9% from $124.6 million in fiscal 1998. Fees for the first nine months of fiscal year 1999 total $409.9 million compared to $377.8 million for the first nine months of fiscal year 1998, an increase of $32.1 million, or 8%. The revenue growth in both periods is attributable to improved performance in the Company's North American Benefits Consulting Group and Human Resource Technologies, primarily from increased billable hours, as well as an improvement in the Company's Asia/Pacific operations.

Salaries and employee benefit expenses for the third quarter of fiscal year 1999 were $77.9 million, an increase of $7.6 million, or 11%, from $70.3 million in the third quarter of fiscal year 1998. The Company incurred salaries and employee benefit expenses of $234.3 million in the first nine months of the year, up $34.4 million or 17% from the prior year. The increase is attributable to increased compensation to associates of $26.6 million, partly the result of a 5% increase in associates. Further, personnel restructuring expenses and retirement benefits expenses increased $4.1 million. The remaining $3.7 million increase is due to higher related fringe benefits expenses.

Occupancy and communication expenses during the third quarter of fiscal year 1999 totaled $16.4 million, an increase of $1.0 million, or 6%, from the third quarter of the prior year. The Company incurred occupancy and communications expenses of $46.4 million in the first nine months of the year, up $0.1 million from the prior year.

Professional and subcontracted services were unchanged from the third quarter of fiscal year 1998. For the nine months, professional and subcontracted services decreased 11%, or $4.1 million from last year, reflecting decreased legal and general corporate expenses.

Other costs of providing services were $9.3 million for the third quarter of fiscal year 1999, an increase of $2.6 million, or 40%, from the third quarter of fiscal year 1998. The increase is due to increased travel and hotel, higher publications and other expenses totaling $1.9 million and $0.7 million in other expenses related to the sale of certain businesses. For the first nine months of fiscal year 1999, other costs of providing services decreased $0.4 million, or 2%, from $21.3 million in fiscal 1998.

Interest expense was $0.5 million for the 1999 quarter compared with $1.2 million in the 1998 quarter and $2.2 million for the nine month period in 1999 compared with $2.6 million in the 1998 period. The decrease is due to lower borrowings in the recent quarter in 1999, mostly as a result of the Company's annual stock sale, which did not occur in 1998. Income from affiliates was $0.6 million for the quarter ended March 31, 1999 compared with a loss of $0.2 million for the same quarter in 1998. For the nine month period in 1999, income from affiliates totaled $1.6 million compared with a loss of $0.2 million in the 1998 period. The change in both periods relates to the Company's European affiliates.

General and administrative ("G&A") expenses for the third quarter of fiscal year 1999 were $14.2 million, a $1.3 million, or 11%, increase from the third quarter of fiscal year 1998. For the first nine months of fiscal year 1999, G&A increased $5.5 million, or 15%, from $36.6 million in fiscal 1998, reflecting increased advertising expenditures, human resource activities and technology support of core consulting areas.

Depreciation and amortization expense of $4.0 million for the third quarter of fiscal year 1999 represents a decrease of $1.6 million from the third quarter of fiscal year 1998. For the first nine months of fiscal year 1999, depreciation and amortization decreased $3.0 million, or 20%, from $14.8 million in fiscal 1998. The decrease is attributable to the absence of amortization expense for deferred software in 1999, as the Company had fully amortized such balances at June 30, 1998.

Income taxes for the quarter ending March 31, 1999 were $1.5 million, an effective rate of 62%, compared with $0.5 million, 55%, for the third quarter in fiscal year 1998. For the first nine months of fiscal 1999, the income tax provision was $10.4 million, an effective rate of 50%. This compares to a provision of $9.0 million, or 47%, in fiscal year 1998. The increase in the effective tax rates is due to changes in income in various jurisdictions with differing tax rates, particularly foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES.

The Company relies primarily on funds from operations and short-term borrowings as its sources of liquidity. The Company believes that it has access to ample financial resources to finance its growth, meet its commitments to affiliates and support ongoing operations. The Company's cash and cash equivalents at March 31, 1999 totaled $12.8 million, compared to $13.4 million at June 30, 1998. The Company had borrowings outstanding under its line of credit of $0.8 million at March 31, 1999 and $9.0 million at June 30, 1998.

CASH FROM OPERATIONS. For the first nine months of fiscal year 1999, the Company had cash inflows from operations of $18.6 million, compared to outflows from operations of $7.9 million for the first nine months of fiscal year 1998. Discontinued operations used $14.1 million less cash than in fiscal year 1998. Additional cash flow was generated in 1999 mainly by higher increases in accounts payable, partly offset by higher net receivables.

The Company's ratio of current assets to current liabilities of 1.22 at March 31, 1999 strengthened slightly from the 1.19 figure on June 30, 1998.

CASH FROM INVESTING ACTIVITIES. Cash used in investing activities was $12.8 million for the first nine months of fiscal year 1999, versus $23.4 million for the same period in fiscal year 1998. The overall decrease in cash usage results from the lack of investment in the Company's discontinued operation in 1999 compared with $14.8 million in 1998, net of the $6.2 million acquisition in 1999.

The Company has anticipated commitments to spend cash of $10.0 million for the remainder of fiscal year 1999, mostly for capital assets.

CASH FROM FINANCING ACTIVITIES. Cash flows used by financing activities were $6.5 million for the first nine months of fiscal year 1999, versus $19.1 million of inflows in the preceding fiscal year. The higher use of cash is due to the lower level of outstanding borrowings and book overdrafts of $36.6 million, and $3.6 million more in repurchases of Redeemable Common Stock in fiscal year 1999 compared to 1998. The Company also conducted a stock sale in the third quarter of fiscal year 1999, generating $15.1 million in cash. The Company did not hold a stock sale in fiscal year 1998.

The Company's revolving credit line matures on June 30, 2003. As of March 31, 1999, $94.2 million of the credit line was available to the Company as revolving credit for operating needs, compared to $27.4 million on March 31, 1998.

YEAR 2000 ISSUE

The Company has continued to address the Year 2000 problem as it affects the Company's business. Management believes that a sustained effort will be required to enable the Company to meet its Year 2000 goals. Based on the work completed during the third quarter, management is increasingly confident that the Company will address its Year 2000 issues on a timely basis.

Based on the review conducted to date, management continues to believe that the most significant risk facing the Company in connection with Year 2000 issues relates to software provided by the Company for use by or on behalf of its clients. This software has been provided principally by the HR Technologies practice (including benefit administration software and call center services) and the Retirement practice (principally spreadsheet-based benefit calculators). The risks presented include the possibility of errors or contractual liability caused by non-compliant software that is not identified or corrected, the possibility that remediation will not be accomplished according to the timetable identified below, and the costs of replacing or repairing client systems.

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

While the Company has made progress toward meeting its compliance goals for software provided to or used on behalf of clients, the Company continues to be behind in its schedule for compliance activity. The Company has substantially completed the inventory of systems used by or on behalf of clients. During January, the Company began to actively contact its clients to determine the compliance status of software provided to them by the Company. This effort has increased Management's confidence that the Company will ultimately be successful in identifying and repairing most client systems. If the Company fails to meet its schedule for addressing Year 2000 problems in client software, it may incur additional costs. Because of the wide diversity of systems involved, the Company is unable to estimate costs associated with remediation of client software, revenue that may be lost as a result of non-compensated activities related to remediation, or costs that may arise from delays in remediation. The Company will continue to assess the materiality of the Year 2000 problem as part of its on-going remediation efforts.

The Company has completed assessment, repair and testing of its major internal systems, including WyVal, the Company's actuarial valuation software. Management believes that the Company is likely to meet its forthcoming deadlines for Year 2000 compliance activity affecting other internal systems. The Company has completed an inventory of its vendors and will seek appropriate confirmation of Year 2000 compliance efforts by material vendors. Because of the nature of the Company's business, management believes that the Company does not face significant risks from Year 2000 failures in systems relied upon by its vendors. Nevertheless, it is likely that some vendor systems will fail (particularly those outside the United States or Canada) and the Company cannot predict the effect of such failure upon its operations. The Company has established contingency procedures to deal with risks presented specifically by the Year 2000 situation. The Company has not reviewed the Year 2000 compliance status of its clients. It is likely that the Year 2000 will affect operations of some clients. Management is unable to predict the effect of client problems on the Company's own operations, but believes these are not likely to be material because of the broad, diversified nature of the Company's client base.

The Company estimates that its cost to address Year 2000 compliance issues will exceed $4.0 million for fiscal year 1999 and that its costs will be significantly lower in fiscal year 2000. These costs include the fees of outside consultants and remediation costs associated with software and hardware used internally by the Company. Funds for costs associated with the Company's Year 2000 compliance efforts will come from general revenues for all areas of the Company's operations. These costs will be expensed as incurred.

The Company has established July 1, 1999 as the target date for all systems (including internal systems and systems used by clients) to be compliant, retired, or replaced. It is likely that some remediation efforts, particularly for software developed for clients, will be delayed beyond July 1, 1999. In the past the Company has revised its target dates for Year 2000 compliance activity and target dates remain subject to revision.

The following table summarizes the approximate percentage of work in the stages specified which as been completed as of April 15, 1999:

                              ASSESSMENT        REMEDIATION         TESTING
                              ----------        -----------         -------
INTERNAL SYSTEMS
----------------
   Major Systems               Completed         Completed         Completed
   Other Systems               Completed            50%               30%
SYSTEMS DEVELOPED FOR CLIENTS
-----------------------------
   HR Technology             More than 70%     More than 20%     More than 20%
   Retirement                More than 90%     More than 90%     More than 90%


The Company's principal Retirement valuation software system is included in "Internal Systems - Major Systems." In the case of systems developed for clients, the figures are subject to adjustment as a result of on-going efforts to inventory systems. Figures presented do not include operations outside of North America. The Company has previously reported progress regarding practices other than Retirement and HR Technologies. The Company is discontinuing this reporting because, based on the review to date, the systems involved are not material to the Company's Year 2000 compliance effort.

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

ITEM 2.           CHANGES IN SECURITIES

On the dates below, unregistered shares of the Company's Redeemable Common Stock were sold to certain eligible purchasers (as that term is defined in the Company's Bylaws) in transactions not involving a public offering in reliance on Section 4(2) of the Securities Act of 1933. The aggregate offering price was $411,400.00. The table below summarizes the sales.

                                                                AGGREGATE
    DATE              SHARES ISSUED         SHARE PRICE      OFFERING PRICE
---------------------------------------------------------------------------
January 15, 1999          18,000               $ 6.05       $    108,900.00
January 18, 1999          50,000               $ 6.05       $    302,500.00
---------------------------------------------------------------------------
TOTAL                     68,000                            $    411,400.00
===========================================================================

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

      3.1   Restated Certificate of Incorporation of Watson Wyatt & Company2
      3.2   Restated Bylaws (as amended through November 19, 1998)4
      4     Form of Certificate Representing Common Stock1
      10    Credit Agreement Among NationsBank, N.A. and Others dated June 30,
            19983

b.    Reports on Form 8-K

      None.


-------
1 Incorporated by reference from Registrant's Initial Statement on Form 10 (File No. 33-369545), filed on October 13, 1992
2 Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (file no. 33-369545), filed on September 16, 1996
3 Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (file no. 33-369545), filed on September 24, 1998
4   Incorporated by reference from Registrant's Report on Form S-8
    (file no. 33-369545), filed on December 23, 1998

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt & Company
(Registrant)




/S/ John J. Haley                                                May 14, 1999
--------------------------                                       ------------
Name:       John J. Haley                                        Date
Title:      President and Chief
            Executive Officer

/S/ Carl D. Mautz                                                May 14, 1999
--------------------------                                       ------------
Name:       Carl D. Mautz                                        Date
Title:      Vice President and Chief Financial Officer