Form 10-K
period 1999-06-30
WATSON WYATT & CO
filed 1999-09-28
CIK 892968

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
(Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
    For the fiscal year ended June 30, 1999
                                      OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

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

  COMMON STOCK, $1.00                                           OUTSTANDING AT
       PAR VALUE                                              SEPTEMBER 28, 1999
   (TITLE OF CLASS)                                            15,012,350 SHARES

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is $97,871,018. The aggregate market value was computed by using the Formula Book Value of the stock (calculated in accordance with the bylaws) as of September 28, 1999.

                     Documents Incorporated by Reference

The registrant's definitive proxy statement for its 1999 annual meeting of shareholders (which is to be filed pursuant to General Instruction G of Form 10-K not later than October 28, 1999), is incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS.

GENERAL

Watson Wyatt & Company, together with its affiliates and consolidated subsidiaries, (collectively, "Watson Wyatt" or the "Company"), provides employee benefits, human resources and human resources systems technology consulting to major employers throughout the world. The Company and its alliance partner, Watson Wyatt Partners, the leading United Kingdom-based employee benefits partnership, operate seamlessly as Watson Wyatt Worldwide.

Watson Wyatt is owned almost entirely by its active employees. The Company is incorporated in Delaware, and its principal executive offices are located at 6707 Democracy Boulevard, Suite 800, Bethesda, MD 20817. The Company was founded in 1946; Watson Wyatt Partners was founded in 1878.

GLOBAL OPERATIONS

Watson Wyatt Worldwide employs approximately 5,300 associates in offices in the United States, Canada, Asia and the South Pacific, Europe, Africa, Latin America and the U.S. Caribbean.

Watson Wyatt & Company is primarily organized based on the following geographic regions: U.S. East, U.S. Central, U.S. West, Asia/Pacific, Canada and Latin America. The Company employs approximately 3,850 associates as follows:

      U.S. East                 950
      U.S. Central              975
      U.S. West                 450
      Asia/Pacific              625
      Canada                    425
      Latin America              80
      Data Services              60
      Corporate/Other           285
                            -------
                              3,850
                            =======

None of the Company's associates are subject to collective bargaining agreements. The Company believes relations with associates are good.

On a worldwide basis, the Company is primarily managed through the geographic regions listed above. Like many professional services firms, the Company also uses a practice-based matrix form of organization within some regions. The Company is developing and implementing systems and management reporting to enhance practice-specific information on a Company-wide basis.

The percentage of fees generated in the various geographic regions is as follows:

                          1999         1998         1997
                          ----         ----         ----
   U.S. East               36%          32%          32%
   U.S. Central            29           29           30
   U.S. West               14           17           16
   Asia/Pacific             9            9           10
   Canada                   8            8            8
   Latin America            1            2            1
   Data Services            3            3            3
                         -----        -----        -----
   Total                  100%         100%         100%

Prior year percentages have been recalculated to conform to current classification. For more information about industry segments see Note 13 of Notes to the Consolidated Financial Statements, included in Item 14 of this report.

PRINCIPAL SERVICES

Watson Wyatt focuses its services in four principal areas:

BENEFITS CONSULTING: The Benefits Consulting practice provides analysis, design and implementation of retirement programs, including actuarial services and required reporting of plan contributions and funding levels, group health benefit plan design and provider selection, and defined contribution plan design and related services.

HR TECHNOLOGIES CONSULTING: The HR Technologies Consulting practice develops technology-based solutions to reduce employer costs and improve employee service in human resources administration, including web-based applications.

HUMAN CAPITAL CONSULTING: The Human Capital Consulting practice provides comprehensive consulting in compensation plan design, executive compensation, salary management, benefits communication and organizational effectiveness consulting.

DATA SERVICES: Watson Wyatt Data Services produces custom and standard compensation, benefits and best practices surveys and reference works to clients throughout the world. Over 5,000 companies participate in the Company's surveys; its services include over seventy reference publications in remuneration, benefits and employment practices which are utilized by global and local companies in fifty countries.

Within the past two years, Watson Wyatt has divested several non-core businesses - including benefits administration outsourcing, defined contribution recordkeeping, and its North American risk management consulting services - in order to focus on these core consulting areas.

While the Company groups services into functional categories, management believes a primary strength is its ability to deliver its services without boundaries to meet the requirements of its clients.

COMPETITION

The human resource consulting business, including all of the Company's principal services, is highly competitive. Barriers to entry relate primarily to the need to assemble the specialized intellectual capital to provide expertise demanded by clients. The Company's competitive position is strongest in retirement, benefits and HR technology consulting, but there is not a substantial difference between the competitive position of its overall business as compared to its individual lines of business. Watson Wyatt ranks number one in the consulting industry when it comes to delivering value to clients and overall reputation according to a recent independent study conducted by The Wall Street Journal among its subscribers. The Company's competitors include other human resource consulting firms and certain public accounting/consulting firms; its most direct competitors are five to seven firms which offer similar services in the United States and, in several cases, internationally. Buyers of consulting services in the Company's core businesses consistently mention that their key selection criteria are quality, the ability to tailor services to a client's unique needs, creativity and overall value. In recent years, price has become a somewhat more significant competitive factor in some aspects of the business. Other competitive factors of increasing importance are the quality and effectiveness of available technology and software and the ability to serve multinational clients.

AFFILIATES

Beginning in the 1970's, the Company (then "The Wyatt Company" or "Wyatt") began to establish operations outside North America. In 1995, the Company formed a strategic alliance with R. Watson & Sons ("Watsons"), one of the leading actuarial/benefits consulting firms based in the United Kingdom. The Company received a beneficial interest and a 10% interest in a defined profit pool of Watsons. The Company also transferred its Continental European operations to a newly-formed holding company, Watson Wyatt Holdings (Europe) Limited ("WWHE"), which is now jointly owned and controlled by the Company (25%) and Watsons (75%). While Watson Wyatt & Company, Watson Wyatt Partners, and WWHE remain separate legal entities, the companies are operating together as Watson Wyatt Worldwide.

In 1996, the Company and State Street Bank and Trust Company ("State Street") formed a limited liability company, Wellspring Resources LLC ("Wellspring"), to provide outsourced benefits administration services. During the third quarter of fiscal year 1998, the Company discontinued its benefits administration outsourcing business, including its investment in Wellspring, pursuant to a Restructuring Agreement by which Wellspring redeemed the Company's 50% interest in Wellspring effective April 1, 1998. Pursuant to a discontinuation plan approved by the Company's Board of Directors on February 18, 1998, in fiscal year 1998, the Company recorded a charge of $69.9 million net of taxes for the discontinuation of its benefits administration outsourcing business. In fiscal year 1999, the Company further clarified its future obligations under the restructuring and reduced its discontinuation liability by $8.7 million net of taxes. (See Note 16 of Notes to the Consolidated Financial Statements, included in Item 14 of this report.)


ITEM 2. PROPERTIES.

Watson Wyatt Worldwide operates in approximately 90 offices in principal markets throughout the world. Operations are carried out in leased offices under operating leases that normally do not exceed ten years in length. The Company does not anticipate difficulty in meeting its space needs at lease expiration or if additional space is required earlier. The Company also evaluates office relocation on an ongoing basis to meet changing needs in its markets while minimizing its occupancy expense.

The fixed assets owned by Watson Wyatt represented approximately 14% of total assets at June 30, 1999 and consisted primarily of computer equipment, office furniture and leasehold improvements.


ITEM 3. LEGAL PROCEEDINGS.

Watson Wyatt is from time to time a defendant in various lawsuits that arise in the ordinary course of business. These disputes typically involve claims relating to employment matters or the rendering of professional services. The Company carries appropriate professional liability insurance, and management does not believe that any such currently pending or threatened litigation is likely to have a material adverse effect on the business or financial condition of Watson Wyatt.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth fiscal quarter.


PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION; HOLDERS

There is no established public trading market for the Common Stock, nor is any likely to develop, since the transferability of all shares of the Company's Common Stock is restricted. Ownership of the Company's Common Stock is generally limited to directors, full-time and certain part-time associates of the Company, its subsidiaries and affiliates, and corporations, partnerships, associations or other entities designated by the Board of Directors with which the Company has a business affiliation and the employees thereof. In addition, all shareholders of the Company, prior to selling any shares of the Company's Common Stock to a third party, must first offer such shares to the Company. As of September 28, 1999, there were 1,954 registered holders of the Company's Common Stock. Transfers of the Company's Common Stock are made at Formula Book Value, as defined in the Company's bylaws, and the current Formula Book Value per share is calculated pursuant to the Company's bylaws to be $6.68 per share at June 30, 1999, as further described in Note 10 of Notes to the Consolidated Financial Statements, included in Item 14 of this report. This Formula Book Value reflects an increase of approximately 10% from the Formula Book Value of $6.05 per share at June 30, 1998.

DIVIDENDS

Under the Company's credit facility (see Note 9 of Notes to the Consolidated Financial Statements, included in Item 14 of this report), the Company is required to observe certain covenants (including requirements as to minimum net worth) that affect the amounts available for the declaration or payment of dividends. Under the most restrictive of these covenants, approximately $20.3 million was available for the declaration or payment of dividends as of June 30, 1999. The declaration and payment of dividends by the Company is at the discretion of the Company's Board of Directors and depends on numerous factors, including, without limitation, the Company's net earnings, financial condition, availability of capital, debt covenant limitations, and other business needs of the Company and its subsidiaries and affiliates. Historically, while the Company's performance would have permitted the payment of dividends, the Company has chosen not to declare dividends every year since fiscal year 1991.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The following table sets forth selected consolidated financial data of the Company as of and for each of the years in the five year period ended June 30, 1999. The selected consolidated financial data as of June 30, 1999 and 1998 and for each of the years in the three year period ended June 30, 1999 are derived from the audited consolidated financial statements of Watson Wyatt included in this Form 10-K. The selected consolidated financial data as of June 30, 1997, 1996, 1995, and for each of the years ended June 30, 1996 and 1995 have been derived from audited consolidated financial statements of Watson Wyatt not included in this Form 10-K and have been restated to reflect the Company's discontinued operations.

The selected consolidated financial data should be read in conjunction with Watson Wyatt's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K. Amounts are in thousands, except per share data.


                                                                                   Year Ended June 30
                                                          ------------------------------------------------------------------
Statements of Operations Data:                               1999           1998          1997          1996           1995
                                                             ----           ----          ----          ----           ----
Continuing operations
   Fees                                                   $ 556,860      $ 512,660     $ 486,502     $ 475,298     $ 465,788
   Income (loss) before income taxes and
     minority interest (See Note 12 of Notes
     to the Consolidated Financial Statements)               23,800        (42,966)       21,618        34,036        12,204
   Income (loss) from continuing operations
     (See Note 12 of Notes to the Consolidated
     Financial Statements)                                   12,135        (56,212)       12,381        19,835         4,908
   Earnings (loss) per share, continuing
     operations                                           $    0.80      $   (3.27)    $    0.71     $    1.07     $    0.25
Discontinued operations - income(loss)
     (See Note 16 of Notes to the Consolidated
     Financial Statements)                                    8,678        (69,906)      (11,483)      (10,480)       (4,059)
Net income (loss)(See Note 12 of Notes
     to the Consolidated Financial Statements)               20,813       (126,118)          898         9,355           849
Earnings (loss) per share, net income (loss)              $    1.37      $   (7.34)    $    0.05     $    0.51     $    0.05
Weighted average shares outstanding                          15,215         17,170        17,438        18,516        19,248

                                                                                   Year Ended June 30
                                                          ------------------------------------------------------------------
Balance Sheet Data:                                          1999           1998          1997          1996          1995
                                                             ----           ----          ----          ----          ----
Working capital (1)                                       $  11,692      $   23,748    $  21,307     $  18,788      $ 49,826
Total assets                                                313,960         268,310      331,778       320,819       286,622
Redeemable Common Stock                                     107,631          96,296       96,091        90,214        86,275
Formula Book Value
    per share                                             $    6.68      $     6.05    $    5.30     $    4.94      $   4.51
Shares outstanding                                           16,112          15,917       18,130        18,262        19,130

  (1) See Management's discussion of Liquidity and Capital Resources.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998.

The Company generated net income in fiscal year 1999 of $20.8 million compared to a net loss in fiscal year 1998 of $126.1 million. The fiscal year 1998 results included a non-recurring compensation charge and the after-tax effect of the discontinuation of the Benefits Administration Outsourcing Business (see discussion of 1998 financial results found in "Year Ended June 30, 1998 Compared to Year Ended June 30, 1997" on pages 6 and 7). Income (loss) before income taxes and minority interest in 1999 was $23.8 million compared to $26.9 million in 1998 without the effect of the non-recurring compensation charge. These results reflect growth of share value of 10.4% and a larger bonus pool allocated at the discretion of the Company's Board of Directors.

Fee revenue from continuing operations reached $556.9 million in fiscal year 1999, an increase of $44.2 million from $512.7 million in fiscal year 1998. This represents a 9% growth in revenue. This increase occurred primarily in the Company's U.S. East, U.S. Central and Asia/Pacific consulting regions. In North America, the Retirement and HR Technologies practices experienced strong revenue growth; the Human Capital practice revenues declined modestly amid a reorganization of the practice. Revenues for fiscal year 1999 also reflect the sale late in fiscal year 1998 of the Company's North American risk and insurance consulting practice and its exit from the defined contribution recordkeeping business.

For the fiscal year 1999, salaries and employee benefit expenses were $321.5 million, an increase of $52.9 million, or 20%, from fiscal year 1998. This increase is due primarily to increased bonuses, a 6% increase in headcount, and increases in annual compensation and benefits.

Occupancy and communications expense increased $0.9 million or 1% in fiscal year 1999. This low percentage increase reflects the Company's adoption of an office space standard as well as its ability to negotiate advantageous leases of office space.

Professional and subcontracted services were $47.9 million for fiscal year 1999, a decrease of $2.0 million, or 4%, from fiscal year 1998 due to reduced corporate expenses.

Other costs of providing services increased $3.0 million in 1999, which is mainly attributable to increased travel.

General and administrative expenses for fiscal year 1999 were $56.6 million, an increase of $4.8 million, or 9%, from fiscal year 1998 due to the increased cost of providing technology support to core consulting areas.

Depreciation and amortization decreased $9.7 million in fiscal year 1999 to $15.2 million. This decrease is due to higher amortization of software in 1998 of $11.6 million, primarily due to a reevaluation and subsequent reduction of the useful lives of the related products. Without this item, depreciation and amortization expense increased $1.9 million in 1999 due to the increased purchases of capital assets.

Income from affiliates was $2.5 million in 1999 compared to $0.3 million in 1998. The increase reflects heightened synergies and focus within the European operations as well as improved business operations in the United Kingdom.

Income before income taxes, minority interest and discontinued operations was $23.8 million in fiscal year 1999, which, considering taxes of $11.4 million, reflects an effective tax rate of 48% compared to 49% in 1998 without the effect of the non-recurring compensation charge.

In fiscal 1999, the Company further resolved its future obligations related to the discontinuation of its Benefits Administration Outsourcing Business and reduced the expected loss on disposal by $8.7 million net of taxes. The Company believes it has adequate provisions for any remaining costs related to the discontinuation.

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997. (1997 has been reclassified to reflect discontinued operations. See Note 16 of Notes to the Consolidated Financial Statements.)

The Company had strong operating results in 1998 from continuing operations. Two major events also affected financial results in fiscal year 1998. The first event, the discontinuation of the Company's Benefits Administration Outsourcing Business, resulted in a $69.9 million loss due to the withdrawal from this line of business and is reported as a discontinued operation. The loss on discontinuation, net of taxes of $69.9 million, included the write-off of its investment in Wellspring Resources, net capitalized software development costs for the Retained Clients (as defined in Note 16 of Notes to the Consolidated Financial Statements) and a provision for the completion of any obligations to clients, vendors or its former joint venture partner.

The second event, a $69.9 million non-recurring compensation charge, was due to a required method of accounting for the change in the Company's bylaws to modify the Formula Book Value of the Company's stock to exclude the discontinued operations from the Formula Book Value calculation. This charge was reported as a component of continuing operations. The charge was measured by the difference between what the value per share was at June 30, 1998 and what it would have been at that date without the modification. The charge did not reduce company resources but did reduce operating income from continuing operations.

Management believes the Company's results from continuing operations are more comparable to prior years and are a better indication of current year results if they are analyzed without giving effect to such charge. In such case, the Costs of providing services in 1998 would have been $407.4 million instead of $477.3 million and continuing operations would have shown a profit of $13.7 million instead of a loss of $56.2 million. The net loss for the Company would have been $56.2 million including the loss from discontinued operations, rather than $126.1 million.

The following table presents the Company's results of operations without the non-recurring compensation charge and the same captions as reported in the Company's audited financial statements.

                                                                   1998 Results of Operations
                                                          -------------------------------------------
                                                             Pro Forma Without Non-
                                                          Recurring Compensation Charge   As Reported
                                                          -----------------------------   -----------
Fees                                                              $  512,660              $  512,660
Costs of providing services                                          407,358                 477,264
General & administrative costs, depreciation and amortization         76,753                  76,753
                                                                  ----------              ----------
                                                                     484,111                 554,017
                                                                  ----------              ----------
Income (loss) from operations                                         28,549                 (41,357)
Interest income/expense and income from affiliates                    (1,609)                 (1,609)
                                                                  ----------              ----------
Income (loss) before income taxes and minority interest               26,940                 (42,966)
Income taxes and minority interest                                   (13,246)                (13,246)
                                                                  ----------              ----------
Income(loss)from continuing operations                                13,694                 (56,212)
                                                                  ----------              ----------
Discontinued operations - net loss                                   (69,906)                (69,906)
                                                                  ----------              ----------
Net loss                                                          $  (56,212)             $ (126,118)
                                                                  ==========              ==========
Earnings per share:

Earnings (loss) per share, continuing operations                  $     0.80              $    (3.27)
                                                                  ==========              ==========
Loss per share, discontinued operations                           $    (4.07)             $    (4.07)
                                                                  ==========              ==========
Loss per share, net loss                                          $    (3.27)             $    (7.34)
                                                                  ==========              ==========

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

Fee revenue from continuing operations reached $512.7 million in fiscal year 1998, an increase of $26.2 million, or 5%, from $486.5 million in fiscal year 1997. This increase occurred primarily in the Company's U.S. East, U.S. Central and U.S. West regions, offsetting a decline in the Asia/Pacific region, and is due to the realization of billing rate increases. In North America, the Retirement, Human Capital, and HR Technologies practices experienced strong revenue growth.

For the fiscal year 1998, salaries and employee benefit expenses were $268.6 million excluding the non-recurring compensation charges, an increase of $16.3 million or 6% from fiscal year 1997 due primarily to a 2% increase in headcount and annual salary increases.

Occupancy and communications expense decreased $10.1 million in 1998. The Company relocated its corporate office to lower cost suburban facilities in 1997, recognizing sublease losses of $12.1 million. Excluding these lease losses, occupancy and communications increased $2.0 million or 3%, with the largest growth occurring in telecommunications expense.

Professional and subcontracted services were $49.9 million for fiscal year 1998, an increase of $1.1 million, or 2%, from fiscal year 1997.

Other costs of providing services increased $2.9 million in 1998 due to travel and local office promotion expenses.

General and administrative expenses for fiscal year 1998 were $51.8 million, an increase of $6.1 million or 13% from fiscal year 1997 due to increased spending on business strategy initiatives and higher corporate advertising and promotional expense.

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

Loss before income taxes, minority interest and discontinued operations was $43.0 million in fiscal year 1998. This loss reflects the $69.9 million non-recurring charge that is not a taxable transaction. Pre-tax income without this amount was $26.9 million with taxes of $13.1 million, or an effective tax rate of 49% compared to 42% in 1997. The increase in the effective tax rate is due to changes in income in various tax jurisdictions with differing tax rates, particularly foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily on funds from operations and short-term borrowings as its sources of liquidity. The Company believes that it has access to ample financial resources to finance its growth, meet its commitments to affiliates as well as support ongoing operations. The Company's cash and cash equivalents at June 30, 1999 totaled $36.0 million, compared to $13.4 million at June 30, 1998. The company had no borrowings at June 30, 1999, compared to $9.0 million of borrowings at June 30, 1998. The decrease in borrowings and increased cash balances were the result of the Company's stock sale in fiscal year 1999, and from reduced operating and closedown costs associated with the discontinuation of the Benefits Administration Outsourcing Business.

The Company has a $120.0 million credit line that is currently scheduled to mature in June 2003. Ninety-five million dollars of the credit line is available to the Company as revolving credit for operating needs, subject to certain borrowing limitations. The remaining $25.0 million is available to secure loans to associates for the purchase of Redeemable Common Stock made available under the Company's Stock Purchase Program.

CASH FROM OPERATIONS. Net cash provided by operating activities increased in 1999 compared to 1998 by $33.3 million. The increase was primarily due to the $43.2 million increase in accounts payable and accrued liabilities from fiscal year 1999 operating expenses that will be paid in fiscal year 2000. This increase was augmented by the $13.0 million decrease in the cash needed in the closedown of discontinued operations. The change in receivables from clients increased $14.4 million, thereby decreasing cash that would have been provided by operations. Deferred income taxes increased $7.3 million in conjunction with the increase in accounts payable and accrued liabilities.

CASH FROM INVESTING ACTIVITIES. Uses of cash for investing activities decreased $8.7 million from 1998, principally due to reduced cash needs of the discontinued operations.

CASH FROM FINANCING ACTIVITIES. The Company used more cash in fiscal year 1999 as it paid down its outstanding debt. The Company's net stock activity had virtually no impact on cash used by financing activities in 1999.

The Company's foreign operations do not materially impact its liquidity or capital resources. At June 30, 1999, $14.4 million of the total cash balance of $36.0 million was held outside of North America, which the Company has the ability to readily access, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation. The foreign operations in total are substantially self-sufficient.

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

The Company's ratio of current assets to current liabilities declined to 1.1 in fiscal year 1999 from 1.2 in fiscal year 1998. The Company's working capital decreased $12.1 million from 1999 to 1998, mainly due to the increase in 1999 fiscal year-end accruals related to discretionary payments.

Anticipated commitments of funds for fiscal year 2000 are estimated at $30.1 million, which includes expected purchases of fixed assets and payments related to the purchase of certain consulting operations. The Company expects operating cash flows and seasonal use of its credit line to provide for the Company's cash needs.

YEAR 2000 ISSUE

The Company has continued to address the Year 2000 problem as it affects the Company's business. While the Company has successfully passed several important Year 2000 milestones, management believes that effort will be required through the end of 1999 and beyond to enable the Company to meet its Year 2000 goals. Based on the work completed during the past year, management continues to be confident that the Year 2000 problem is not likely to have a material effect on the Company's business, results of operations, or financial condition. Nevertheless, since the effects of the Year 2000 problem are likely to be unpredictable, management does not expect that the Company's Year 2000 compliance program will eliminate all risk to the Company associated with the Year 2000 problem.

Based on its ongoing review, management continues to believe that the most significant risk facing the Company in connection with Year 2000 issues relates to software provided by the Company for use by, or on behalf of, its clients. This software has been provided principally by the HR Technologies practice (including benefit administration software and call center services) and the Retirement practice (principally spreadsheet-based benefit calculators). The risks presented include the possibility of errors or contractual liability caused by non-compliant software that is not identified or corrected and costs of replacing or repairing client systems. Other risks identified by the Company include: risk of a general economic downturn as a result of the Year 2000 problem; risk arising from the failure of infrastructure, including power, water, telecommunications, and building services; and risks from operations outside North America. The Company s Year 2000 compliance program will not address or prevent adverse effects to the Company because of economic disruption or failure of public infrastructure.

The Company's Year 2000 compliance plan relies on geographic and practice leaders to assess and oversee repair or replacement of software and hardware used in their domain. Except in the case of software provided to or maintained for clients by the HR Technologies practice, substantially all assessment and remediation work has been completed, but formal verification and documentation of this effort is still in process. The Company expects to complete verification and documentation by September 30, 1999.

The Company has completed assessment, repair, and testing of all its internal information technology systems, including WyVal, the Company's actuarial valuation software. The Company has completed an inventory of its vendors and is monitoring Year 2000 compliance efforts by its major vendors. Because of the nature of the Company's business and the widely distributed locations of the Company's operations, management believes that the Company does not face significant risks from Year 2000 failures in systems relied upon by its vendors. The Company has not reviewed the Year 2000 compliance status of its clients, some of which may be affected by Year 2000 problems. Management believes that the effect of client problems on the Company's own operations is not likely to be material because of the broad, diversified nature of the Company's client base. The Company will continue to develop and revise contingency procedures to address the Year 2000 situation. In many cases, the Company will rely on existing contingency plans relating to failures in information technology systems. A principal focus of the Company s contingency planning is maintaining communications among employees and with clients in the event of short-term telecommunications failures or short-term disruptions limiting access to the Company's offices.

While the Company has made progress toward meeting its compliance goals for software provided to or used on behalf of clients, the Company continues to be behind in its schedule for compliance activity for such systems. The Company's deadline for bringing systems into compliance was June 30, 1999. The following summarizes the status of the Company's Year 2000 compliance efforts related to client software:

   As of August 31, 1999, remediation and testing were complete on substantially all of the systems inventoried by the Retirement practice in North America. This assessment, however, does not include certain internal systems with limited application (such as calculators used to estimate benefits for a single client plan). The Company will remediate and test such systems as a part of its normal quality review process when such systems are next used.

   As of August 31, 1999, the HR Technologies practice has completed assessment on more than 70% of the systems inventoried in North America. Testing and remediation have been completed on approximately 45% of such systems. Testing and remediation of the remaining systems are scheduled to be completed before the end of 1999. A substantial number of the remaining systems are used to support open enrollment in benefit plans; these systems are normally modified late in the calendar year and any required Year 2000 remediation will be performed as a part of such modifications.

   The Company has established a program of contacting clients to discuss Year 2000 issues. As of August 31, 1999, the Company had completed approximately 90% of the projected effort for this program. The Company expects to complete its client contact program by October 31, 1999.

The Company's Year 2000 compliance program includes its operations outside North America. Because of the size of these operations, management does not expect that Year 2000 problems outside North America will have a material effect on the Company.

The Company's cost to address Year 2000 compliance issues exceeded $4.0 million for fiscal year 1999. The Company's principal expenditures were for repair and testing of internal and client software, costs associated with the Company's Year 2000 compliance program and costs of outside consultants. The Company expects that its costs for Year 2000 compliance will be lower in fiscal year 2000. Funds for costs associated with the Company's Year 2000 compliance efforts will come from operating cash flows for all areas of the Company's operations and will be expensed as incurred.

The information concerning the Company's Year 2000 compliance effort includes "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual events or costs to be materially different than indicated by such forward-looking statements. These factors include, among others, unanticipated costs of remediation and replacement, the Company's inability to meet its targeted dates as scheduled and extensive failures of governmental and municipal infrastructures. Any estimates and projections described have been developed by the management of the Company and are based on the Company's best judgments together with the information that is available to date. Due to the many uncertainties surrounding the Year 2000 problem, the shareholders of the Company are cautioned not to place undue reliance on such forward-looking statements.


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


PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                     Page
a)   Financial Information

(1)  Consolidated Financial Statements of Watson Wyatt & Company

      Report of Independent Accountants                               F-1

      Financial Statements:
         Consolidated Statements of Operations for each of the
         three years ended June 30, 1999                              F-2

         Consolidated Balance Sheets at June 30, 1999 and 1998        F-3

         Consolidated Statements of Cash Flows for each of the
         three years ended June 30, 1999                              F-4

         Consolidated Statements of Changes in Permanent
         Shareholders' Equity for each of the three years
         ended June 30, 1999                                          F-5

         Notes to the Consolidated Financial Statements           F-6 to F-25

(2) Consolidated Financial Statement Schedule for each of the three years ended June 30, 1999

      Valuation and Qualifying Accounts and Reserves (Schedule II)    F-26

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     Financial statements of 50% or less owned entities and unconsolidated subsidiaries have been omitted, with the exception of Wellspring Resources LLC for the fiscal year ended June 30, 1997 which is filed with this Form 10-K, because the registrant's proportionate share of the income from continuing operations before income taxes from such companies is less than 20% of the respective consolidated amount. Total assets of each such company is less than 20% of the respective consolidated amounts, and the investment in and advances to each company is less than 20% of consolidated total assets.

(3) Unaudited Supplementary Data

         Not required.

b)  Reports on Form 8-K

         None.

c)       Exhibits

3.1  Restated Certificate of Incorporation of Watson Wyatt & Company2
3.2  Restated Bylaws (as amended through June 30, 1999)3
4    Form of Certificate Representing Common Stock1
10   Credit Agreement Among NationsBank, N.A. and Others dated June 30, 19984
21   Subsidiaries of Watson Wyatt & Company5
23   Consent of the Company's Independent Accountants5
24   Consent of Wellspring's Independent Accountants5
99   Wellspring Resources LLC Financial Statements5







-----------------------------------------
1 Incorporated by reference from Registrant's Initial Statement on Form 10 (File No. 0-20724), filed on October 13, 1992
2 Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (File No. 0-20724), filed on
    September 16, 1996
3   Incorporated by reference from Registrant's Report on Form S-8
    (File No. 33-369545), filed on December 23, 1998
4 Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 0-20724), filed on
    September 24, 1998
5   Filed herewithin

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WATSON WYATT & COMPANY
                                     (Registrant)


Date: September 28, 1999              By: /S/ John J. Haley
                                          -----------------
                                          John J. Haley
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                  Title                                   Date
---------                  -----                                   ----


/S/ John J. Haley          President, Chief Executive Officer     9/28/99
-----------------          and Director
John J. Haley


/S/ Carl D. Mautz          Vice President and Chief               9/28/99
-----------------          Financial Officer
Carl D. Mautz


/S/ Peter L. Childs        Controller                             9/28/99
-------------------
Peter L. Childs


/S/ Thomas W. Barratt      Vice President and Director            9/28/99
---------------------
Thomas W. Barratt


/S/ Paula A. DeLisle       Vice President and Director            9/28/99
--------------------
Paula A. DeLisle


/S/ David B. Friend        Vice President and Director            9/28/99
-------------------
David B. Friend


/S/ Ira T. Kay             Vice President and Director            9/28/99
--------------
Ira T. Kay

Signature                  Title                                   Date
---------                  -----                                   ----


/S/ Brian E. Kennedy       Vice President and Director            9/28/99
--------------------
Brian E. Kennedy

/S/ Eric P. Lofgren        Vice President and Director            9/28/99
-------------------
Eric P. Lofgren

/S/ Robert D. Masding      Director                               9/28/99
---------------------
Robert D. Masding

/S/ R. Michael McCullough  Director                               9/28/99
-------------------------
R. Michael McCullough

/S/ Gail E. McKee          Vice President and Director            9/28/99
-----------------
Gail E. McKee

/S/ John A. Steinbrunner   Vice President and Director            9/28/99
------------------------
John A. Steinbrunner

/S/ A. Grahame Stott       Vice President and Director            9/28/99
-------------------
A. Grahame Stott

                      REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Shareholders of Watson Wyatt & Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 14 of this Form 10-K present fairly, in all material respects, the financial position of Watson Wyatt & Company and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 14 presents fairly, in all material respects, the information set forth therein when read in connection with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICEWATERHOUSECOOPERS LLP

Washington, D.C.
September 8, 1999

                                                      WATSON WYATT & COMPANY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                               Year Ended June 30,
                                                                                   ------------------------------------------
                                                                                       1999           1998          1997
                                                                                   ------------   ------------  -------------

Fees                                                                               $    556,860   $    512,660   $    486,502

Costs of providing services:
   Salaries and employee benefits                                                       321,525        268,611        252,302
   Non-recurring compensation charge (see Note 12)                                            -         69,906              -
   Occupancy and communications                                                          62,915         62,061         72,155
   Professional and subcontracted services                                               47,863         49,907         48,827
   Other                                                                                 29,753         26,779         23,871
                                                                                   ------------   ------------   ------------
                                                                                        462,056        477,264        397,155

General and administrative expenses                                                      56,578         51,759         45,696
Depreciation and amortization                                                            15,248         24,994         22,094
                                                                                   ------------   ------------   ------------
                                                                                        533,882        554,017        464,945

Income (loss) from operations (see Note 12)                                              22,978        (41,357)        21,557

Other:
   Interest income                                                                          944            901          1,462
   Interest expense                                                                      (2,646)        (2,768)        (1,506)

Income from affiliates                                                                    2,524            258            105
                                                                                   ------------   ------------   ------------


Income (loss) before income taxes and minority interest (see Note 12)                    23,800        (42,966)        21,618

Provision for (benefit from) income taxes:
   Current                                                                               18,744         15,116         12,627
   Deferred                                                                              (7,296)        (1,982)        (3,557)
                                                                                   ------------   ------------   ------------
                                                                                         11,448         13,134          9,070
                                                                                   ------------   ------------   ------------


Income (loss) before minority interest (see Note 12)                                     12,352        (56,100)        12,548


Minority interest in net loss of consolidated subsidiaries                                 (217)          (112)          (167)
                                                                                   ------------   ------------   ------------

Income(loss)from continuing operations (see Note 12)                                     12,135        (56,212)        12,381

Discontinued operations:

Loss from operations of discontinued Outsourcing Business (less
   applicable income tax benefit of $0, $5,053 and $8,181 respectively)                       -         (6,821)       (11,483)

Adjustment (loss) on disposal of  discontinued Outsourcing Business
   (1999 adjustment is net of applicable income tax expense of $6,322;
   1998 loss is net of applicable income tax benefit of $46,715)                          8,678        (63,085)             -
                                                                                   ------------   ------------   ------------
Net Income (loss) (see Note 12)                                                    $     20,813   $   (126,118)  $        898
                                                                                   ============   ============   ============



Earnings (loss) per share, continuing operations                                   $       0.80   $      (3.27)  $       0.71
                                                                                   ============   ============   ============

Earnings (loss)  per share, discontinued operations                                $       0.57   $      (4.07)  $      (0.66)
                                                                                   ============   ============   ============

Earnings (loss) per share, net income (loss)                                       $       1.37   $      (7.34)  $       0.05
                                                                                   ============   ============   ============

                                                        SEE ACCOMPANYING NOTES
                                                                  F-2


                                                   WATSON WYATT & COMPANY
                                                 CONSOLIDATED BALANCE SHEETS
                                                 (THOUSANDS OF U.S. DOLLARS)

                                                                              June 30,                 June 30,
                                                                                1999                     1998
                                                                             ----------               ----------

                                                      ASSETS
Cash and cash equivalents                                                    $   35,985               $   13,405
Receivables from clients:

    Billed, net of allowances of $3,701 and $2,142                               72,798                   69,671
    Unbilled                                                                     63,068                   59,725
                                                                             ----------               ----------
                                                                                135,866                  129,396

Income taxes receivable                                                               -                    2,216
Other current assets                                                             10,834                    6,945
                                                                             ----------               ----------
    Total current assets                                                        182,685                  151,962

Investment in affiliates                                                         15,306                   17,666
Fixed assets                                                                     42,797                   37,368
Deferred income taxes                                                            56,206                   48,911
Intangible assets                                                                 7,455                    2,412
Other assets                                                                      9,511                    9,991
                                                                             ----------               ----------
                                                                             $  313,960               $  268,310
                                                                             ==========               ==========

                     LIABILITIES, REDEEMABLE COMMON STOCK, AND PERMANENT SHAREHOLDERS' EQUITY


Accounts payable and accrued liabilities                                     $  152,371               $  116,548
Note payable and book overdrafts                                                    248                   11,666
Income taxes payable                                                             18,374                        -
                                                                             ----------               ----------
    Total current liabilities                                                   170,993                  128,214

Accrued retirement benefits                                                      77,140                   82,528
Deferred rent and accrued lease losses                                            9,270                   12,676
Other noncurrent liabilities                                                     22,608                   32,784

Minority interest in subsidiaries                                                   669                      322

Redeemable Common Stock - $1 par value:
    25,000,000 shares authorized;
    16,112,416 and 15,916,757 issued
    and outstanding; at redemption value                                        107,631                   96,296

Permanent shareholders'equity:
Adjustment for redemption value less than
    amounts paid in by shareholders                                              11,420                   25,240
Retained deficit                                                                (83,209)                (106,834)
Cumulative translation loss                                                      (2,562)                  (2,916)
Commitments and contingencies
                                                                             ----------               ----------
                                                                             $  313,960               $  268,310
                                                                             ==========               ==========




                                                        SEE ACCOMPANYING NOTES
                                                                  F-3

                                                       WATSON WYATT & COMPANY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (THOUSANDS OF U.S. DOLLARS)


                                                                                                   Year Ended June 30
                                                                                       -----------------------------------------
                                                                                          1999            1998           1997
                                                                                       -----------     ----------     ----------
Cash flows from (used for) operating activities:
   Net income(loss)                                                                    $    20,813     $ (126,118)     $     898
   Adjustments to reconcile net income(loss) to net cash
     provided by operating activities:
       Non-cash non-recurring compensation charge                                                -         69,906              -
       Net (adjustment) loss from Discontinued Operations                                   (8,678)        69,906         11,483
       Provision for doubtful receivables from clients                                       9,503          5,613          6,853
       Depreciation                                                                         13,680         12,849         13,816
       Amortization of deferred software and development costs
           and other intangible assets                                                       1,568         12,143          8,277
       Provision for deferred  income taxes                                                 (7,295)        (1,982)        (3,557)
       Income from affiliates                                                               (2,524)          (258)          (105)
       Minority interest in net income of consolidated subsidiaries                            217            112            167
       (Increase) decrease in assets (net of discontinued operations):
         Receivables from clients                                                          (25,488)       (11,115)        (2,794)
         Income taxes receivable                                                             2,216          4,558          3,327
         Other current assets                                                               (3,889)           342           (351)
         Other assets                                                                          480             76         (1,930)
       Increase (decrease) in liabilities (net of discontinued operations):
         Accounts payable and accrued liabilities                                           54,567         11,318          1,300
         Income taxes payable                                                               12,052         (3,563)        (7,799)
         Accrued retirement benefits                                                        (5,388)        (4,169)         5,556
         Deferred rent and accrued lease losses                                             (3,406)        (2,262)         5,034
         Other noncurrent liabilities                                                        1,132            840            687
       Other, net                                                                              514          1,603            656
       Discontinued operations, net                                                         (5,537)       (18,554)         7,530
                                                                                       -----------     ----------     ----------
       Net cash provided by operating activities                                            54,537         21,245         49,048
                                                                                       -----------     ----------     ----------

Cash flows (used in) from investing activities:
   Purchases of fixed assets                                                               (19,684)       (16,034)       (15,548)
   Proceeds from sales of fixed assets and investments                                         237            623            446
   Acquisitions                                                                             (6,207)             -         (1,169)
   Investment in software and development costs                                                  -         (3,000)        (4,554)
   Investment in affiliates                                                                  4,220          3,076         (1,385)
   Discontinued operations                                                                       -        (14,750)       (20,062)
                                                                                       -----------     ----------     ----------
       Net cash used in investing activities                                               (21,434)       (30,085)      (42,272)
                                                                                       -----------     ----------     ----------

Cash flows (used by) from financing activities:
   Borrowings and bank overdrafts                                                          (11,418)        11,258              -
   Issuances of Redeemable Common Stock                                                     15,451          1,005         15,414
   Repurchases of Redeemable Common Stock                                                  (15,124)       (13,141)       (16,604)
                                                                                       -----------     ----------     ----------
       Net cash used by financing activities                                               (11,091)          (878)        (1,190)
                                                                                       -----------     ----------     ----------
Effect of exchange rates on cash                                                               568         (3,134)        (1,023)
                                                                                       -----------     ----------     ----------
Increase (decrease) in cash and cash equivalents                                            22,580        (12,852)         4,563
Cash and cash equivalents at beginning of period                                            13,405         26,257         21,694
                                                                                       -----------     ----------     ----------
Cash and cash equivalents at end of period                                             $    35,985     $   13,405     $   26,257
                                                                                       ===========     ==========     ==========



                                                         SEE ACCOMPANYING NOTES

                                                  WATSON WYATT & COMPANY
                            CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT SHAREHOLDERS' EQUITY
                                               (THOUSANDS OF U.S. DOLLARS)

                                                                                                  Adjustment for
                                                                                                    Redemption
                                                                                                       Value
                                                                                                  (Greater) Less
                                                           Retained            Cumulative           Than Amounts
                                                           Earnings            Translation           Paid in by
                                                           (Deficit)           Gain (Loss)         Shareholders
                                                         -------------        -------------        -------------
Balance at June 30, 1996                                 $      30,677        $      1,040         $     (37,549)

Comprehensive income:
     Net income                                                    898                   -                     -
     Foreign currency translation adjustment                         -                (204)                    -
                                                         -------------        ------------         -------------
Total comprehensive income                                         898                (204)                    -
Effect of repurchases of 3,258,203 shares of
     common stock (various prices per share)                    (6,942)                  -                 6,942
Adjustment of redemption value for change
     in formula book value per share                                 -                   -                (7,067)
                                                         -------------        ------------         -------------
Balance at June 30, 1997                                 $      24,633        $        836         $     (37,674)

Comprehensive loss:
     Net loss                                                 (126,118)                  -                     -
     Foreign currency translation adjustment                         -              (3,752)                    -
                                                         -------------        ------------         -------------
Total comprehensive loss                                      (126,118)             (3,752)                    -
Effect of repurchases of 2,410,425 shares of
     common stock (various prices per share)                    (5,349)                  -                 5,349
Adjustment of redemption value for change
     in formula book value per share                                 -                   -               (12,341)
Adjustment of redemption value for non-recurring
     compensation charge (see Note 12)                               -                   -                69,906
                                                         -------------        ------------         -------------
Balance at June 30, 1998                                 $    (106,834)       $     (2,916)        $      25,240


Comprehensive income:
     Net income                                                 20,813                   -                     -
     Foreign currency translation adjustment                         -                 354                     -
                                                         -------------        ------------         -------------
Total comprehensive income                                      20,813                 354                     -
Effect of repurchases of 2,361,542 shares of
     common stock (various prices per share)                     2,812                   -                (2,812)
Adjustment of redemption value for change
     in formula book value per share                                 -                   -               (11,008)
                                                         -------------        ------------         -------------
Balance at June 30, 1999                                 $     (83,209)       $     (2,562)         $     11,420
                                                         =============        ============         =============








                                                      SEE ACCOMPANYING NOTES

                             WATSON WYATT & COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
   (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PERCENTAGE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS - Watson Wyatt & Company ("Watson Wyatt" or the "Company" ), together with its subsidiaries, is an international company engaged in the business of providing professional consultative services on a fee basis, primarily in the human resource areas of employee benefits and compensation, but also in other areas of specialization such as human capital consulting and human resource related technology consulting. Substantially all of the Company's stock is held by or for the benefit of employees. On July 1, 1996, The Wyatt Company changed its name to Watson Wyatt & Company.

In 1998, the Company discontinued its Benefits Administration Outsourcing Business as further described in Note 16. The Consolidated Statements of Operations in 1999 and 1998 reflect the charges recorded for that discontinuation as well as for the operating results of the discontinued operations in 1998 and 1997.

USE OF ESTIMATES - Preparation  of financial  statements  in  conformity  with
generally  accepted   accounting   principles   requires  management  to  make
estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for revenue, allowances for uncollectible receivables, investments in affiliates, depreciation and amortization, profits on long-term contracts, asset write-downs, employee benefit plans, taxes, discontinued operations and Year 2000 costs.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of the Company and its majority-owned and controlled subsidiaries after elimination of inter-company accounts and transactions. Investments in affiliated companies over which the Company has the ability to exercise significant influence are accounted for using the equity method.

RECLASSIFICATIONS   -  Certain   amounts   previously   presented   have  been
reclassified   to  conform  to  the  current   presentation.

CASH AND CASH EQUIVALENTS - The Company  considers  short-term,  highly liquid
investments  with  original   maturities  of  90  days  or  less  to  be  cash
equivalents.  Such investments were $21,700,000 at June 30, 1999.

RECEIVABLES FROM CLIENTS - Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Unbilled receivables are stated at their estimated net realizable value.

REVENUE RECOGNITION - For consulting services, fees from clients are recorded as services are performed and are presented net of write-offs and uncollectible amounts. Revenues from long-term contracts are recognized on the percentage of completion basis. Anticipated contract losses are recognized as they become known. Fees for administrative and recordkeeping operations are recognized as earned by the Company.

INTANGIBLE ASSETS - Intangible assets consist primarily of goodwill related to the excess cost over net assets of purchased companies. Goodwill is generally amortized on a straight-line basis over seven to fifteen years. The Company regularly assesses the recoverability of unamortized goodwill and other long-lived assets by comparing the probable undiscounted future cash flows with the net book value of the underlying assets. Losses so identified are then measured as the difference between the net book value of the asset and the discounted present value of the cash flows and are recorded as identified.

EMPLOYEE RECEIVABLES - The Company had outstanding employee receivables included in other current and noncurrent assets of $2,440,000 and $3,165,000 at June 30, 1999 and June 30, 1998, respectively, related primarily to employee relocations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of the Company's cash and cash equivalents, short-term investments, receivables from clients and notes and accounts payable and accrued liabilities approximates fair value because of the short maturity and ready liquidity of those instruments. At June 30, 1999, the outstanding balance under its revolving credit agreement was zero, while at June 30, 1998 the Company had $9,000,000 outstanding. The Company knows of no event of default that would require it to satisfy the guarantees described in Notes 9 and 15 other than as reflected in the Consolidated Financial Statements.

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents, short-term investments and receivables from clients. The Company invests its excess cash with high-credit quality financial institutions. Concentrations of credit risk with respect to receivables from clients are limited due to the Company's large number of customers and their dispersion across many industries and geographic regions.

EARNINGS PER SHARE - The computation of earnings per share is based upon the weighted average number of shares of Redeemable Common Stock outstanding.
The number of shares (in thousands) used in the computation is 15,215 in fiscal year 1999, 17,170 in fiscal year 1998, and 17,438 in fiscal year 1997 (see Note 10).

COMPREHENSIVE INCOME - In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards ( SFAS ) No. 130 Reporting Comprehensive Income. Comprehensive income includes net income and changes in the cumulative foreign currency translation gain or loss. For the years ended June 30, 1999, 1998 and 1997, comprehensive income (loss) totaled $21,167,000, $(129,870,000), and $694,000, respectively.

NOTE 2 - CASH FLOW INFORMATION

Net cash provided by operating activities in the consolidated statements of cash flows includes cash payments for:
                                              Year Ended June 30
                                       --------------------------------
                                         1999        1998        1997
                                       --------    --------    --------

Interest expense                       $  1,889    $  2,639    $  1,506
Income taxes paid                      $  5,462    $ 18,679    $ 11,947


NOTE 3 - INVESTMENTS IN AFFILIATES

Entities accounted for under the equity method are:

                                                                   June 30
                                                          --------------------
                                                 Ownership
                                                 Interest      1999       1998
                                                 --------      ----       ----

Watson Wyatt Partners                              10.0%  $   9,265   $ 11,040
Watson Wyatt Holdings (Europe) Limited             25.0%      6,041      6,626
Professional Consultants Insurance Company, Inc.   27.4%          -          -
                                                          ---------   --------
Total Investment in Affiliates                            $  15,306   $ 17,666
                                                          =========   ========


On April 1, 1995, the Company transferred its United Kingdom (" U.K.") operations to Watson Wyatt Partners, formerly R. Watson & Sons ("Watsons"), an actuarial partnership based in the U.K., and received a beneficial interest in Watsons and a 10% interest in a defined profit pool of Watsons. The Company also transferred its Continental European operations to a newly-formed holding company, Watson Wyatt Holdings (Europe) Limited ("WWHE"), jointly owned and controlled by the Company and Watsons, in exchange for 50.1% of its shares. The Company's historical basis in the assets and liabilities carried over. Effective July 1, 1998, the Company sold one half of its investment in WWHE to Watsons; no gain or loss was recognized on the transaction.

The Company accounts for its interest in Watsons using the equity method of accounting because it is an investment in a general partnership. The Company accounts for its interest in WWHE using the equity method of accounting because it has the ability to exercise significant influence over the operations of the entity.

At June 30, 1999, the Company's investment in WWHE and Watsons exceeded the Company's share of the underlying net assets by $2,257,000 due primarily to the capitalization of external transaction costs incurred by the Company. This basis differential is being amortized over periods of 10 to 15 years.

The Company's pre-tax income from affiliates includes the following:

                                                Year Ended June 30
                                         -------------------------------
                                           1999       1998         1997
                                         -------     ------      -------

Equity investment income                 $ 2,760     $  724      $ 1,019
Amortization of basis differential          (236)      (466)        (914)
                                         -------     ------      -------
Income from affiliates                   $ 2,524     $  258      $   105
                                         =======     ======      =======

Combined summarized balance sheet information at June 30 for the Company's affiliates follows:

                                                      1999       1998
                                                   ---------   ---------

Current assets                                     $ 117,717   $ 118,116
Noncurrent assets                                     17,286      10,886
                                                   ---------   ---------
     Total assets                                  $ 135,003   $ 129,002
                                                   =========   =========

Current liabilities                                $  65,171   $  54,278
Noncurrent liabilities                                30,810      39,344
Shareholders' equity                                  39,022      35,380
                                                   ---------   ---------
     Total liabilities & shareholders'equity       $ 135,003   $ 129,002
                                                   =========   =========

The Company's operating results include its proportionate share of income from equity investments from the dates of investment. Combined summarized operating results for the years ended June 30, reported by the affiliates follow:


                                            1999       1998       1997
                                         ---------  ---------  ---------

Revenue                                  $ 206,463  $ 173,012  $ 166,851
Operating expenses                         155,330    135,577    126,338
                                         ---------  ---------  ---------
Income before tax                        $  51,133  $  37,435  $  40,513
                                         =========  =========  =========
Net income                               $  51,116  $  38,176  $  39,996
                                         =========  =========  =========

NOTE 4 - FIXED ASSETS

Furniture,  fixtures,  equipment,  and leasehold  improvements are recorded at
cost,  and  presented  net  of  accumulated   depreciation  or   amortization.
Furniture, fixtures and equipment are depreciated using straight-line and accelerated methods over lives ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the assets lives or lease terms.

The components of fixed assets are:

                                                     June 30
                                                     -------
                                               1999           1998
                                             --------       --------

Furniture, fixtures and equipment            $ 96,096       $ 90,727
Leasehold improvements                         27,069         22,294
                                             --------       --------
                                              123,165        113,021
Less: accumulated depreciation
     and amortization                         (80,368)       (75,653)
                                             --------       --------
     Net fixed assets                        $ 42,797       $ 37,368
                                             ========       ========

NOTE 5 - PENSION AND SAVINGS PLANS

In fiscal year 1999, the Company adopted the revised disclosure requirements of SFAS No. 132, "Employers" Disclosures about Pensions and Other Postretirement Benefits. SFAS 132 standardized the disclosure of pensions and other postretirement benefits but did not change the accounting for these benefits. Prior years information has been reclassified to conform to the 1999 disclosure format.

The noncurrent portions of accrued costs related to the Company's principal retirement plans are:


                                                      June 30
                                               ---------------------
                                                  1999       1998
                                               ---------   ---------

Defined benefit retirement plans               $  28,149   $  35,263
Canadian Separation Allowance Plan                 5,953       6,264
Postretirement benefits other than pensions       43,038      41,001
                                               ---------   ---------
     Accrued retirement benefits               $  77,140   $  82,528
                                               =========   =========


DEFINED BENEFIT PLANS

The Company sponsors both qualified and non-qualified non-contributory defined benefit pension plans covering substantially all of its associates. Under the Company's principal plans (U.S., Canada, and Hong Kong), benefits are based on the number of years of service and the associate's compensation during the three highest paid consecutive years of service.

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

The following table sets forth the principal plans' funded status as reflected in the consolidated balance sheets:

                                                   June 30, 1999                          June 30, 1998
                                           --------------------------------   ---------------------------------

                                           Assets Exceed      Accumulated     Assets Exceed        Accumulated
                                            Accumulated        Benefits        Accumulated          Benefits
                                              Benefits       Exceed Assets      Benefits          Exceed Assets
                                            (Qualified)     (Non-qualified)    (Qualified)       (Non-qualified)
                                           -------------     --------------   -------------      --------------
Accumulated benefit obligation             $     245,890     $       42,740   $     230,886      $       38,474
                                           =============     ==============   =============      ==============
Projected benefit obligation               $     290,704     $       86,703   $     275,139      $       78,519

Fair value of plan assets                        411,102                  -         381,398                   -
                                           -------------     --------------   -------------      --------------
Over(under)funded                          $     120,398     $      (86,703)  $     106,259      $      (78,519)
                                           =============     ==============   =============      ==============
Net prepaid (accrued) benefit cost         $      26,691     $      (58,527)  $      13,778      $      (47,974)
                                           =============     ==============   =============      ==============


The following table sets forth the net periodic pension cost, contributions and benefits paid for the principal plans:

                                              Year Ended June 30
                                        ------------------------------
                                          1999       1998       1997
                                        --------   --------   --------

Net periodic pension cost               $  5,511   $  4,411   $  6,596
Company contributions                      7,878      9,311      7,171
Participant contributions                     54          -          -
Benefits paid                             14,593     16,040     12,697


During fiscal year 1999,  the Company  acquired a portion of KPMG's  actuarial
consulting  services.  In  connection  with  this  transaction,   the  Company
recognized additional pension expense of $665,000.

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal defined benefit pension plans, include:

                                                          June 30
                                                          -------
                                                 1999       1998       1997
                                                 ----       ----       ----

Discount rate, projected benefit obligation       7.0%       6.8%       7.5%
Discount rate, net periodic pension cost          6.8%       7.5%       7.5%
Expected long-term rate of return on assets      10.0%      10.0%      10.0%
Rate of increase in compensation levels           5.3%       5.8%       5.8%



DEFINED CONTRIBUTION PLANS

The Company sponsors a savings plan which provides benefits to substantially all U.S. associates and under which the Company matches employee contributions at 50% of the first 6% of total pay (which includes base salary, overtime and annual performance-based bonuses). Vesting of the Company match occurs after three years for new employees and is 100% for all employees hired before January 1, 1997. The expense in fiscal years 1999, 1998 and 1997 for the match was $4.5 million, $5.1 million and $2.0 million, respectively. Under the plan, the Company also has the ability to make discretionary profit-sharing contributions. The Company made no profit sharing contributions during fiscal years 1999, 1998 or 1997. The Company also sponsors a Canadian Separation Allowance Plan (CSAP) which provides benefits to substantially all Canadian associates. The CSAP is an unfunded book reserve arrangement; as such, the amounts due to associates are recorded as a liability in the consolidated balance sheets of the Company. CSAP expense for fiscal years 1999, 1998 and 1997 amounted to $377,000, $293,000 and $414,000, respectively.


NOTE 6 - BENEFITS OTHER THAN PENSIONS

HEALTH CARE BENEFITS

The Company sponsors a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S.
associates. The Company accrues a liability for estimated incurred but unreported claims based on projected use of the plan as well as paid claims of prior periods. The liability totaled $2,495,000 at June 30, 1999 and 1998, and is included in accounts payable and accrued liabilities in the consolidated balance sheets.

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

The following table sets forth the principal plans' status as reflected in the consolidated balance sheets:


                                                               June 30
                                                       ----------------------
                                                          1999         1998
                                                       ---------    ---------

Accumulated postretirement benefit obligation          $  34,981    $  32,326
                                                       =========    =========
Accrued benefit cost                                   $  44,419    $  41,743
                                                       =========    =========


The following table sets forth the net periodic postretirement benefit cost for the principal plans:

                                                    Year Ended June 30
                                         ------------------------------------
                                           1999          1998          1997
                                         --------      --------      --------

Net periodic postretirement cost         $  3,507      $  3,316      $  3,243
Company contributions                       1,092           660           883
Participant contributions                     175           189           112
Benefits paid                               1,267           849           995



Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal postretirement plans, include:

                                                                         June 30
                                                            --------------------------------
                                                            1999          1998          1997
                                                            ----          ----          ----
Health care cost trend, accumulated benefit obligation:
Pre-65 benefits
       (decreasing to 5.0% for 2004 and thereafter)         7.7%          8.4%          9.1%
Post-65 benefits
       (decreasing to 5.0% for 2007 and thereafter)         7.1%          7.7%          8.3%
Discount rate, accumulated benefit obligation
        postretirement benefit                              7.0%          6.8%          7.5%
Discount rate, net periodic cost                            7.0%          6.8%          7.5%

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:
                                                              June 30
                                                      -----------------------
                                                         1999          1998
                                                      ---------     ---------

Accounts payable and accrued liabilities              $  53,586     $  55,865
Accrued salaries and bonuses                             68,405        37,567
Current portion of defined benefit retirement plans
    and postretirement benefits other than pensions       9,948         4,191
Accrued vacation                                         13,578        13,300
Advance billings                                          6,854         5,625
                                                      ---------     ---------
Total accounts payable and accrued liabilities        $ 152,371     $ 116,548
                                                      =========     =========


NOTE 8 - LEASES

The Company leases office space and various computer equipment under operating lease agreements with terms generally ranging from one to ten years. The Company has entered into sublease agreements for some of its leased space. The rental expense was $43,631,000, $43,133,000 and $42,079,000 for fiscal years
1999, 1998 and 1997, respectively.  Sublease income was $4,208,000, $3,905,000 and $1,702,000 for fiscal years 1999, 1998 and 1997, respectively.

Future cash outlays for operating lease commitments and cash inflows for sublease income are:

                                Lease          Sublease
                              Commitments       Income
                              -----------     ---------
             2000             $    43,771     $   3,388
             2001                  38,709         3,315
             2002                  30,614         2,963
             2003                  18,074           115
             2004                  14,043             -
          thereafter               25,770             -
                              -----------     ---------
                              $   170,981     $   9,781
                              ===========     =========

As a result of  relocations  and the  subleasing of excess  office space,  the
Company  recognized  lease  termination  losses  of  $341,000,   $790,000  and
$12,107,000 in fiscal years 1999, 1998 and 1997, respectively.


NOTE 9 - NOTE PAYABLE

The Company has a $120,000,000 credit facility with a group of banks at an interest rate that varies with LIBOR and/or the Prime Rate, plus an annual commitment fee that varies with the Company's financial leverage and is paid on the unused portion of the credit facility. No amounts were outstanding under the revolving portion of the credit facility as of June 30, 1999; $9,000,000 was outstanding at June 30, 1998. The credit facility requires the Company to observe certain covenants (including requirements as to minimum net worth and other financial and restrictive covenants) and is secured by a blanket lien on all assets. At June 30, 1999 the Company was in compliance with all covenants under the credit facility. The revolving portion of the credit facility is scheduled to mature on June 29, 2003.

Of the total credit line, $95,000,000 is available to the Company as revolving credit for operating needs. The remaining $25,000,000 is available to secure loans to associates for the purchase of Redeemable Common Stock made available under the Company's Stock Purchase Program. The Company guarantees these loans to its shareholders, the aggregate outstanding balances of which totaled $20,316,000 and $15,617,000 at June 30, 1999 and 1998, respectively. Shares totaling 4,735,000 and 4,897,000 of the Company's Redeemable Common Stock were pledged by shareholders to secure these loans at June 30, 1999 and 1998, respectively.


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

Formula Book Value as used herein means the Net Book Value of the Company's Redeemable Common Stock as of June 30, 1996, increased or decreased by net income or losses, and all other Generally Accepted Accounting Principals ("GAAP") basis increases or decreases to Net Book Value occurring after June 30, 1996, adjusted to (i) spread the economic impact of certain real estate sublease losses over the remaining life of the sublease, (ii) eliminate annual changes in the Currency Translation Adjustment occurring after June 30, 1996, and (iii) eliminate the after tax increases or decreases in Net Book Value recorded in accordance with GAAP as a result of the discontinuation of the Benefits Administration Outsourcing Business. The Formula Book Value was $6.68 at June 30, 1999 and $6.05 at June 30, 1998.

The following schedule computes the Formula Book Value per share at June 30:

                                                               1999            1998
                                                            ---------        ---------
Consolidated net worth (1)                                  $  36,882        $  15,742
Adjustment for the compensation survey items:
     50% of consolidated income received
     from compensation survey business                          5,915            5,915

Add:  Adjustment for after-tax effect of discontinuation
      of Benefits Administration Outsourcing Business          61,228           69,906

Add:  Adjustment for after-tax effect of lease losses           3,606            4,733
                                                            ---------        ---------
Formula Book Value of Redeemable Common Stock               $ 107,631        $  96,296
                                                            =========        =========
Number of shares of Redeemable Common Stock outstanding        16,112           15,917
                                                            =========        =========
Formula Book Value per share of Redeemable Common Stock     $    6.68        $    6.05
                                                            =========        =========

     (1)After adjusting for currency translation as specified in the Company's bylaws of $3,602 in 1999 and $3,956 in 1998.

In view of the Company's obligation to repurchase its Redeemable Common Stock, the Securities and Exchange Commission requires that the redemption value of outstanding shares be classified as Redeemable Common Stock and not be portrayed as permanent capital. The changes in this balance for the three years ended June 30, 1999 were as follows:

                                               Number of         Redeemable
                                                Shares          Common Stock
                                              ----------        ------------

Balance at June 30, 1996                      18,261,963        $     90,214

Redemption of shares                          (3,258,203)            (16,604)

Issuance of shares                             3,126,670              15,414

Adjustment of redemption value for
  change in Formula Book Value per share               -               7,067
                                              ----------        ------------
Balance at June 30, 1997                      18,130,430        $     96,091

Redemption of shares                          (2,410,425)            (13,141)

Issuance of shares                               196,752               1,005

Adjustment of redemption value for
  change in Formula Book Value per share               -              12,341
                                              ----------        ------------
Balance at June 30, 1998                      15,916,757        $     96,296

Redemption of shares                          (2,361,542)            (15,124)

Issuance of shares                             2,557,201              15,451

Adjustment of redemption value for
  change in Formula Book Value per share               -              11,008
                                              ----------        ------------
Balance at June 30, 1999                      16,112,416        $    107,631
                                              ==========        ============


The Company sponsors a Stock Purchase Plan ("SPP") which allows virtually all associates to become shareholders. During 1999, the Company received $15,451,000 from the sale of 2,557,201 shares of stock under the SPP. There was no formal stock sale in fiscal year 1998, although for the fiscal year ended June 30, 1998, the Company received $1,005,000 from the sale of 196,752 shares of stock outside of the SPP. During fiscal year 1997, the Company received $15,414,000 from the sale of 3,126,670 shares of stock under the SPP. During 1997, the Company paid each associate purchasing stock $0.50 per share, resulting in expense of $1,300,000.

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

The components of the continuing operations income tax provision before minority interest and discontinued operations include:

                                                    Year Ended June 30
                                              ------------------------------
                                                1999       1998       1997
                                              --------   --------   --------

Current tax expense:
        U.S.                                  $ 10,817   $  9,972   $  8,370
        State and local                          4,050      3,324      2,773
        Foreign                                  3,877      1,820      1,484
                                              --------   --------   --------
                                                18,744     15,116     12,627
                                              --------   --------   --------
Deferred tax (benefit) expense:
        U.S.                                    (5,776)      (337)    (4,188)
        State and local                         (1,407)    (1,706)    (1,507)
        Foreign                                   (113)        61      2,138
                                              --------   --------   --------
                                                (7,296)    (1,982)    (3,557)
                                              --------   --------   --------
Total provision for income taxes              $ 11,448   $ 13,134   $  9,070
                                              ========   ========   ========

Deferred income tax assets (liabilities) included in the consolidated balance sheets at June 30, 1999 and June 30, 1998 are comprised of the following:

                                                             June 30
                                                             -------
                                                      1999          1998
                                                    --------     ---------
Cash method of accounting for U.S. income
     tax purposes                                   $      -     $ (15,561)
Difference between book and tax depreciation               -        (1,987)
Foreign temporary difference                          (2,595)         (914)
                                                    --------     ---------
     Gross deferred tax liabilities                   (2,595)      (18,462)


Cash method of accounting for U.S. income
     tax purposes                                      3,744             -
Difference between book and tax depreciation           3,202             -
Accrued retirement benefits                           37,137        39,255
Amortization of deferred rent                          5,697         6,794
Foreign temporary difference                           6,367         3,092
Foreign net operating loss carryforwards               1,989         4,942
Discontinued operations exit costs                     7,230        19,559
Other                                                    317             2
                                                    --------      --------
     Gross deferred tax assets                        65,683        73,644
                                                    --------      --------
     Deferred tax assets valuation allowance          (6,882)       (6,271)
                                                    --------      --------
     Net deferred tax asset                         $ 56,206      $ 48,911
                                                    ========      ========

The Company has foreign tax credit carryforwards for U.S. tax purposes of $305,000. At June 30, 1999, the Company has unused loss carryforwards for tax purposes in various jurisdictions outside the U.S. amounting to $6,352,000, of which $4,350,000 can be indefinitely carried forward under local statutes. The majority of the remaining loss carryforwards will expire, if unused, after the end of fiscal year 2002. The valuation allowance applies to the tax effect of the foreign net operating loss carryforwards
($1,944,000), the tax effect of certain foreign temporary expenses ($4,563,000) and foreign tax credit carryforwards and other items ($375,000) for which realizability is considered uncertain.

The net change in the valuation allowance of $611,000 in fiscal year 1999 and $2,569,000 in fiscal year 1998 is due primarily to the tax effect of the change in realizable foreign net operating losses, foreign tax credits and non-deductible foreign expenses.

Domestic and foreign components of income before taxes, minority interest and discontinued operations for each of the three years ended June 30 are as follows:

                                          1999         1998       1997
                                        --------    ---------   --------

          Domestic                      $ 15,203    $ (47,435)  $ 14,861
          Foreign                          8,597        4,469      6,757
                                        --------    ---------   --------
                                        $ 23,800    $ (42,966)  $ 21,618
                                        ========    =========   ========

The reported income tax provision for continuing operations differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the actual amounts provided and those which would have resulted from the application of the U.S. federal statutory tax rate are as follows:

                                                                  Year Ended June 30
                                                          --------------------------------
                                                             1999        1998       1997
                                                          ---------   ---------   --------
Calculated income tax provision at U.S.
     federal statutory tax rate of 35%                    $   8,330   $ (15,038)  $  7,507

Increase (reduction) resulting from:
     Non-deductible compensation expense                          -      24,467          -
     Results of non-U.S. affiliates taxed at other
          than statutory rates                                 (377)       (324)      (463)
     Losses of non-U.S. affiliates for which no
          current benefit is available                          881         852        599
     State income taxes, net of federal tax
          benefit                                             1,207       1,618      1,266
     Non-deductible amortization and other
          expenses                                              849         758        700
     Tax credits                                                  -        (353)      (888)
     Other                                                      558       1,154        349
                                                          ---------   ---------   --------
Income tax provision                                      $  11,448   $  13,134   $  9,070
                                                          =========   =========   ========


NOTE 12 - NON-RECURRING COMPENSATION CHARGE

In accordance with generally accepted accounting principles, the Company has recorded a charge against operating results of $69,906,000 in 1998 as compensation expense. This charge arises because the Company changed the method of calculation of its Formula Book Value during 1998, through a shareholder vote, to eliminate from the Formula Book Value calculation the effect of the charge taken for discontinued operations resulting from the discontinuation of the Company's Benefits Administration Outsourcing Business.

The non-recurring compensation charge does not represent a call against Company resources and will not recur unless the Company modifies its Formula Book Value calculation again. The Company has separately disclosed in the Statement of Operations the amount of the charge so that readers of the financial statements may consider its effect on earnings and infrequent nature. Excluding this charge, income from continuing operations for the Company in 1998 would have been $13,700,000 compared to the reported net loss from continuing operations.


NOTE 13 - SEGMENT INFORMATION

In fiscal year 1999, the Company adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. The Company is primarily organized geographically and has seven reportable segments:

          (1)      U.S. East
          (2)      U.S. Central
          (3)      U.S. West
          (4)      Asia/Pacific
          (5)      Canada
          (6)      Latin America
          (7)      Data Services

The Company evaluates the performance of its segments and allocates resources to them based on net operating income. Prior year data has been restated to be consistent with current year classifications for comparative purposes.

The table below presents specified information about reported segments as of and for the year ended June 30, 1999 (in thousands):

                     U.S.        U.S.        U.S.        Asia/                  Latin        Data
                     East      Central       West       Pacific      Canada    America     Services      Total
                     ----      -------       ----       -------      ------    -------     --------      -----

External fees     $ 150,959   $ 130,568   $  54,496   $  44,404   $  36,515   $   5,691   $  12,796   $ 435,429
Intersegment fees    37,738      24,369      18,957       4,284       5,010       1,424         329      92,111
Net operating
   income            45,287      27,087       1,236       7,085       3,488         223       3,736      88,142
Interest expense      1,158         856         471          17         300          98           5       2,905
Depreciation &
   amortization       5,950       4,414       3,351       1,281       1,186         143         185      16,510
Receivables          47,198      39,905      18,730      12,729      12,491       2,527           -     133,580
Income from
   affiliates                                                                                             2,524


The table below presents specified information about reported segments as of and for the year ended June 30, 1998 (in thousands):

                     U.S.        U.S.        U.S.        Asia/                  Latin        Data
                     East      Central       West       Pacific      Canada    America     Services      Total
                     ----      -------       ----       -------      ------    -------     --------      -----
External fees     $ 129,337   $ 125,639   $  68,076   $  38,429   $  36,221   $   6,062   $  13,004   $ 416,768
Intersegment fees    28,187      15,296      14,210       3,945       4,443       1,153         249      67,483
Net operating
   income            28,286      25,127      10,476          65       4,315         574       3,742      72,585
Interest expense        963         710         494          33         314          68          14       2,596
Depreciation &
   amortization       5,801       3,758       2,822       1,458       1,077         149         166      15,231
Receivables          36,044      33,113      21,375      11,719      11,992       2,097           -     116,340
Income from
   affiliates                                                                                               258


The table below presents specified information about reported segments as of and for the year ended June 30, 1997 (in thousands):

                     U.S.        U.S.        U.S.        Asia/                  Latin        Data
                     East      Central       West       Pacific      Canada    America     Services      Total
                     ----      -------       ----       -------      ------    -------     --------      -----
External fees     $ 126,077   $ 121,613   $  63,989   $  45,468   $  34,743   $   5,024   $  12,062   $ 408,976
Intersegment fees    17,518      12,739       8,002       2,851       2,789         784         573      45,256
Net operating
   income            18,169      26,797      11,595       5,162       2,595         225       3,146      67,689
Interest expense      1,165         799         322          10         262          35          17       2,610
Depreciation &
   amortization       5,838       3,555       2,353       1,599       1,006         132         193      14,676
Receivables          34,042      32,416      15,134      17,821      10,812       2,345           -     112,570
Income from
   affiliates                                                                                               105

Information about interest income and tax expense is not presented as it is not produced internally.

A reconciliation of the information reported by segment to the consolidated amounts follows for the years ended June 30:

                                                                           1999        1998        1997
                                                                         ---------   ---------   ---------
FEES:
Total segment external and intersegment fees                             $ 527,540   $ 484,251   $ 454,232
Reimbursable expenses not included in segment fees                          30,426      28,686      30,091
Other, net                                                                  (1,106)       (277)      2,179
Consolidated fees                                                        ---------   ---------   ---------
                                                                         $ 556,860   $ 512,660   $ 486,502
                                                                         =========   =========   =========
NET OPERATING INCOME:
Total segment income                                                     $  88,142   $  72,585   $  67,689
Non-recurring compensation charge                                                -     (69,906)          -
Sublease loss                                                                 (341)       (790)    (12,107)
Income from affiliates                                                       2,524         258         105
Differences in allocation methods for depreciation,
  G&A and pension costs                                                      1,277      (6,208)      3,913
Gain on sale of business units                                               2,723       3,093           -
Discretionary payments                                                     (67,194)    (37,400)    (34,703)
Other, net                                                                  (3,331)     (4,598)     (3,279)
                                                                         ---------   ---------   ---------
Consolidated pretax income(loss)from continuing operations               $  23,800   $ (42,966)  $  21,618
                                                                         =========   =========   =========
INTEREST EXPENSE:
Total segment expense                                                    $   2,905   $   2,596   $   2,610
Differences in allocation method                                              (259)        172      (1,104)
                                                                         ---------   ---------   ---------
Consolidated interest expense                                            $   2,646   $   2,768   $   1,506
                                                                         =========   =========   =========
DEPRECIATION & AMORTIZATION:
Total segment expense                                                    $  16,510   $  15,231   $  14,676
Capitalized software amortization, not allocated to segments                     -      12,267       9,451
Goodwill amortization, not allocated to segments                             1,568         549         695
Differences in allocation method and other                                  (2,830)     (3,053)     (2,728)
                                                                         ---------   ---------   ---------
Consolidated depreciation and amortization expense                       $  15,248   $  24,994   $  22,094
                                                                         =========   =========   =========
RECEIVABLES:
Total segment receivables                                                $ 133,580   $ 116,340   $ 112,570
Net valuation differences and receivables of discontinued operations         2,286      13,056      11,191
                                                                         ---------   ---------   ---------
Total billed and unbilled receivables                                      135,866     129,396     123,761
Assets not reported by segment                                             178,094     138,914     208,017
Consolidated assets                                                      ---------   ---------   ---------
                                                                         $ 313,960   $ 268,310   $ 331,778
                                                                         =========   =========   =========

The following represents total fees and long lived assets information by geographic area as of and for the years ended June 30:

                              Fees                               Long Lived Assets
               ---------------------------------          ---------------------------------
                  1999        1998        1997              1999         1998        1997
               ---------   ---------   ---------          ---------   ---------   ---------
United States  $ 464,521   $ 424,246   $ 395,351          $ 105,481   $  95,617   $ 156,692
Foreign           92,339      88,414      91,151             25,794      20,731      17,781
               ---------   ---------   ---------          ---------   ---------   ---------
               $ 556,860   $ 512,660   $ 486,502          $ 131,275   $ 116,348   $ 174,473
               =========   =========   =========          =========   =========   =========

Fee revenue is based on the country of domicile for the legal entity which originated the fees. Exclusive of the United States, fees from no single country constituted more than 10% of consolidated revenues. Fees from no single customer constituted more than 10% of consolidated revenues.


NOTE 14 - RELATED PARTY TRANSACTIONS

In connection with the contractual servicing of the Retained Clients (as defined in Note 16) which continued through September 1998, Wellspring provided the services to those clients on behalf of the Company. Expenses charged to the Company by Wellspring for such services for fiscal 1999, 1998 and 1997 were $11,600,000, $41,811,000 and $40,313,000, respectively. The
Company's obligation to service the Retained Clients ceased in fiscal year 1999 and there were no amounts due to Wellspring at June 30, 1999, compared with $1,186,000 at June 30, 1998.


NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a defendant in certain lawsuits arising in the normal course of business, some of which are in their earliest stages. Management currently foresees no material liability to the Company resulting from such litigation, and management believes that the Company carries adequate insurance, above reasonable deductibles, or has appropriately accrued against any foreseeable outcome of such litigation.

As of June 30, 1999, the Company and its affiliates had outstanding letters of credit of $2,225,000.

The Company continues to guarantee certain leases for office premises and equipment for Wellspring. Minimum remaining payments guaranteed under these leases at June 30, 1999 total $59,800,000, which expire at various dates through 2007. These leases are also jointly and severally guaranteed by the Company's former partner in Wellspring, State Street. The estimated loss from the potential exercise of these guarantees has been included in the loss on disposal of the Benefits Administration Outsourcing Business.

Anticipated commitments of funds for fiscal year 2000 are estimated at $30,100,000, which includes expected purchases of fixed assets and an installment payment during the fiscal year related to the purchase of one consulting operation. The Company expects operating cash flows to provide for the Company's cash needs.

NOTE 16 - DISCONTINUED OPERATIONS

During the third quarter of fiscal year 1998, the Company discontinued its Benefits Administration Outsourcing Business, including its investment in its affiliate Wellspring Resources LLC ("Wellspring"), pursuant to a Redemption, Restructuring, and Indemnity Agreement ("the Restructuring Agreement") by which Wellspring redeemed the Company's 50% interest in Wellspring effective April 1, 1998. The restructuring effected, pursuant to the Restructuring Agreement, the implementation of a discontinuation plan approved by the Company's Board of Directors on February 18, 1998. Under the Restructuring Agreement, certain outsourcing contracts retained by the Company when Wellspring was initially formed in 1996 ("Retained Clients") would continue to be performed until their respective contract expirations.

In connection with the restructuring, the Company agreed to indemnify Wellspring for certain costs and losses as a result of services provided by Wellspring on the Company's behalf. Further, the Company was released from certain liabilities relating to the Wellspring business in connection with the redemption.

In 1998, the Company recorded a pre-tax loss on discontinuation of $109,800,000, which included the $45,200,000 write-off of its investment in Wellspring, a $14,000,000 write-off of net capitalized software development costs for the Retained Clients and a $50,600,000 provision for completion of any obligations to clients, vendors or its former venture partner.

In October 1998, the Company consummated agreements with the remaining Retained Clients, Wellspring, and its former venture partner to transfer operating responsibility for these clients to Wellspring, clarifying the remaining future obligations and costs related to the discontinuation. Management believes that savings of $25,000,000 compared with initial estimates made in the third quarter of fiscal 1998 and $15,000,000 from the amount provided at June 30, 1998 will be realized from these events. The Company reduced the amount of its provision for losses from disposal of the Benefits Administration Outsourcing Business in the second quarter of fiscal year 1999. A credit to income of $15,000,000, less the associated tax expense of $6,322,000, is reflected in the Consolidated Statement of Operations for fiscal year 1999 in the line "Adjustment (loss) on disposal of discontinued Outsourcing Business".

                                        WATSON WYATT & COMPANY
                                             SCHEDULE II
                            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                        (THOUSANDS OF DOLLARS)




                                             Additions          Additions                     Balance at
                          Balance at          Charged          Charged to                       End of
      Description     Beginning of Year     Against Fees     Other Accounts    Deductions        Year
      -----------     -----------------     ------------     --------------    ----------        ----


                                       Year Ended June 30, 1999
                                       ------------------------
     Allowance for
   doubtful accounts       $ 2,142           $ 9,503            $        -      $ (7,944)       $ 3,701

  Valuation allowance
for deferred tax assets      6,271                 -                   611(1)          -          6,882



                                       Year Ended June 30, 1998
                                       ------------------------

     Allowance for
   doubtful accounts       $ 2,525           $ 5,613            $        -      $ (5,996)       $ 2,142

  Valuation allowance
 for deferred tax assets     3,702                 -                 2,569(1)          -          6,271



                                       Year Ended June 30, 1997
                                       ------------------------

     Allowance for
   doubtful accounts       $ 5,161           $ 6,853            $        -      $ (9,489)       $ 2,525

  Valuation allowance
 for deferred tax assets     3,331                 -                   371(1)          -          3,702

(1) Represents current year net operating loss carryforwards and the nondeductible foreign expenses for which realizability is considered uncertain.

                                                F-26