Form 10-Q
period 1999-09-30
WATSON WYATT & CO
filed 1999-11-12
CIK 892968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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
                                          Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1999.

Common Stock, $1.00 par value                                     14,896,655
-----------------------------                                  ----------------
         Class                                                 Number of Shares



                                               WATSON WYATT & COMPANY
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                (THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                      Three Months Ended September 30,
                                                                                      --------------------------------
                                                                                          1999                1998
                                                                                      ------------        ------------
                                                                                                (Unaudited)

Fees                                                                                  $    146,323        $    133,985
                                                                                      ------------        ------------

Costs of providing services:
     Salaries and employee benefits                                                         85,803              78,498
     Occupancy and communications                                                           14,742              14,521
     Professional and subcontracted services                                                 9,796               8,714
     Other                                                                                   7,274               2,846
                                                                                      ------------        ------------
                                                                                           117,615             104,579

General and administrative expenses                                                         13,178              11,160
Depreciation and amortization                                                                4,907               3,853
                                                                                      ------------        ------------
                                                                                           135,700             119,592
                                                                                      ------------        ------------

Income from operations                                                                      10,623              14,393

Other:
     Interest income                                                                         1,036                 124
     Interest expense                                                                         (390)               (553)

Income from affiliates                                                                         988                 160
                                                                                      ------------        ------------


Income before income taxes and minority interest                                            12,257              14,124


Provision for income taxes                                                                   5,919               6,830
                                                                                      ------------        ------------


Income before minority interest                                                              6,338               7,294


Minority interest in net loss of consolidated subsidiaries                                      18                   -
                                                                                      ------------        ------------

Net Income                                                                            $      6,356        $      7,294
                                                                                      ============        ============



Earnings per share                                                                    $       0.41        $       0.47
                                                                                      ============        ============

Weighted average shares of Redeembable Common Stock                                         15,331              15,377
                                                                                      ============        ============



                                               See accompanying notes
                                                         F-2


                                                 WATSON WYATT & COMPANY
                                              CONSOLIDATED BALANCE SHEETS
                                              (THOUSANDS OF U.S. DOLLARS)

                                                                                  September 30,              June 30,
                                                                                      1999                     1999
                                                                                 --------------            -------------
                                                                                  (Unaudited)


                                                         ASSETS

Cash and cash equivalents                                                        $       13,835            $      35,985
Receivables from clients:
     Billed, net of allowances of $6,526 and $3,701                                      76,215                   72,798
     Unbilled                                                                            70,581                   63,068
                                                                                 --------------            -------------
                                                                                        146,796                  135,866
Other current assets                                                                     10,389                   10,834
                                                                                 --------------            -------------
     Total current assets                                                               171,020                  182,685
Investment in affiliates                                                                 16,561                   15,306
Fixed assets                                                                             40,887                   42,797
Deferred income taxes                                                                    56,206                   56,206
Intangible assets                                                                         9,804                    7,455
Other assets                                                                              9,908                    9,511
                                                                                 --------------            -------------

                                                                                 $      304,386            $     313,960
                                                                                 ==============            =============

                         LIABILITIES, REDEEMABLE COMMON STOCK AND PERMANENT SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                                         $      125,393            $     152,371
Note payable and book overdrafts                                                         31,562                      248
Income taxes payable                                                                      8,393                   18,374
                                                                                 --------------            -------------
     Total current liabilities                                                          165,348                  170,993

Accrued retirement benefits                                                              74,871                   77,140
Deferred rent and accrued lease losses                                                    9,078                    9,270
Other noncurrent liabilities                                                             22,149                   22,608
Minority interest in subsidiaries                                                           564                      669
Redeemable Common Stock - $1 par value:
     25,000,000 shares authorized;
     15,012,350 and 16,112,416 issued
     and outstanding; at redemption value                                               100,282                  107,631
Permanent shareholders' equity:
Adjustment for redemption value less
     than amounts paid in by shareholders                                                10,641                   11,420
Retained deficit                                                                        (76,496)                 (83,209)
Cumulative translation loss                                                              (2,051)                  (2,562)
Commitments and contingencies
                                                                                 --------------           --------------

                                                                                 $      304,386           $      313,960
                                                                                 ==============           ==============




                                                 See accompanying notes
                                                          F-3

                                                   WATSON WYATT & COMPANY
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (THOUSANDS OF U.S. DOLLARS)


                                                                                           Three Months Ended September 30,
                                                                                           --------------------------------
                                                                                               1999               1998
                                                                                           ------------       -------------
                                                                                                     (Unaudited)


Cash flows from (used for) operating activities:
     Net income                                                                            $      6,356       $       7,294
     Adjustments to reconcile net income to net cash
       provided by operating activities:

         Provision for doubtful receivables from clients                                           4,169              1,957
         Depreciation                                                                              4,519              3,601
         Amortization of intangible assets                                                           388                252
         Income from affiliates                                                                     (988)              (160)
         Minority interest in net loss of consolidated subsidiaries                                  (18)                 -
         (Increase) decrease in assets (net of discontinued operations):
             Receivables from clients                                                            (15,098)           (15,093)
             Income taxes receivable                                                                   -              2,216
             Other current assets                                                                    445             (3,287)
             Other assets                                                                           (397)               635
         (Decrease) increase in liabilities (net of discontinued operations):
             Accounts payable and accrued liabilities                                            (26,978)           (18,828)
             Income taxes payable                                                                 (9,981)             3,396
             Accrued retirement benefits                                                          (2,269)               (24)
             Deferred rent and accrued lease losses                                                 (192)              (635)
             Other noncurrent liabilities                                                            178                489
          Other, net                                                                                 (72)              (108)
          Discontinued operations, net                                                              (637)              (717)
                                                                                           -------------      -------------
          Net cash used for operating activities                                                 (40,575)           (19,012)
                                                                                           -------------      -------------
Cash flows (used in) from investing activities:
     Purchases of fixed assets                                                                    (2,645)            (2,775)
     Acquisitions                                                                                 (2,700)            (5,671)
     Investment in affiliates                                                                        297              1,151
                                                                                           -------------      -------------
Net cash used in investing activities                                                             (5,048)            (7,295)
                                                                                           -------------      -------------

Cash flows from (used by) financing activities:
     Borrowings and book overdrafts                                                               31,314             32,944
     Issuances of Redeemable Common Stock                                                              -                  -
     Repurchases of Redeemable Common Stock                                                       (7,771)            (6,285)
                                                                                           -------------      -------------
          Net cash from financing activities                                                       23,543             26,659
                                                                                           -------------      -------------
Effect of exchange rates on cash                                                                     (70)              (165)
                                                                                           -------------      -------------

(Decrease) increase in cash and cash equivalents                                                 (22,150)               187

Cash and cash equivalents at beginning of period                                                  35,985             13,405
                                                                                           -------------      -------------

Cash and cash equivalents at end of period                                                 $      13,835      $      13,592
                                                                                           =============      =============





                                                   See accompanying notes
                                                             F-4



                                             WATSON WYATT & COMPANY
                      CONSOLIDATED STATEMENTS OF CHANGE IN PERMANENT SHAREHOLDERS' EQUITY
                                           (THOUSANDS OF U.S. DOLLARS)
                                                   (Unaudited)

                                                                                 Adjustment for
                                                                                Redemption Value
                                                                  Cumulative    Less Than Amounts
                                                   Retained      Translation       Paid in by
                                                    Deficit          Loss         Shareholders       Total
                                                 ------------     ----------       ----------      ---------

Balance at June 30, 1999                         $    (83,209)    $   (2,562)      $   11,420      $ (74,351)

Comprehensive Income:
Net income                                              6,356              -                -          6,356
Foreign currency translation adjustment                     -            511                -            511
                                                 ------------     ----------       ----------      ---------
Total Comprehensive Income                              6,356            511                -          6,867
Effect of repurchases of 1,100,066 shares of
     common stock                                         357              -             (357)             -
Adjustment of redemption value for change
     in Formula Book Value per share                        -              -             (422)          (422)
                                                 ------------     ----------       ----------      ---------

Balance at September 30, 1999                    $    (76,496)    $   (2,051)      $   10,641      $ (67,906)
                                                 ============     ==========       ==========      =========






                                             See accompanying notes
                                                      F-5


                             WATSON WYATT & COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying unaudited consolidated financial statements of Watson Wyatt & Company and its subsidiaries, (collectively, "Watson Wyatt" or the "Company"), are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by Generally Accepted Accounting Principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

     The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2000. The results reflect prorata growth in share value, anticipated tax rates and potential distributions at the discretion of the Company's Board of Directors. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Under the Company's Bylaws, the Company is obligated to repurchase its Redeemable Common Stock, except in certain circumstances. Accordingly, the redemption value of outstanding shares is classified as Redeemable Common Stock and not as permanent shareholders' equity. Redeemable Common Stock is equal to the number of shares outstanding multiplied by the Formula Book Value per share, which was $6.68 per share at September 30, 1999 and June 30, 1999. Permanent shareholders' equity includes an adjustment for the difference between the redemption value of the Redeemable Common Stock and the amounts actually paid or deemed paid by shareholders for the shares.

3. During the three months ended September 30, 1999, the Company repurchased 1,100,066 shares of Redeemable Common Stock. The computation of earnings per share is based upon the weighted average number of shares of Redeemable Common Stock outstanding during the period. The number of shares (in thousands) used in the computation is 15,331 and 15,377 for the three months ended September 30, 1999 and 1998, respectively.

4. In the third quarter of fiscal year 1998, the Company discontinued its Benefits Administration Outsourcing Business, including its investment in its affiliate Wellspring Resources, LLC ("Wellspring"). The Company recorded an after tax loss of $69.9 million. In October 1998, the Company consummated agreements with certain clients, Wellspring, and its former venture partner to transfer operating responsibility for these clients to Wellspring, clarifying the remaining future obligations and costs related to the discontinuation. The Company reduced the amount of its provision for losses from disposal of the Outsourcing Business in the second quarter of fiscal year 1999 by $8.7 million, net of tax, and believes it has adequate provisions for any remaining costs. No adjustments to net income were recorded as a result of the discontinuation during the quarters ended September 30, 1999 and 1998.

5. The Company has adopted SFAS No. 130 "Reporting Comprehensive Income." Comprehensive income includes net income and changes in the cumulative translation gain or loss. For the three months ended September 30, 1999, comprehensive income totaled $6.9 million compared with $7.3 million for the three months ended September 30, 1998.

6. In fiscal year 1999, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company is primarily organized geographically and has seven reportable segments:

            (1)  U.S. East
            (2)  U.S. Central
            (3)  U.S. West
            (4)  Asia/Pacific
            (5)  Canada
            (6)  Latin America
            (7)  Data Services

The Company evaluates the performance of its segments and allocates resources to them based on net operating income. Prior year data has been restated to be consistent with current year classifications.

The table below presents specified information about reported segments as of and for the quarter ended September 30, 1999 (in thousands):

                    U.S.      U.S.     U.S.      Asia/               Latin    Data
                    East    Central    West     Pacific   Canada    America Services   Total
                    ----    -------    ----     -------   ------    ------- --------   -----
External fees     $ 41,238  $ 33,340  $ 14,883  $ 12,346  $ 8,628  $ 1,219  $ 3,592  $ 115,246
Intersegment fees   10,550     7,006     4,631     1,079    1,098      346       34     24,744
Net operating
  income            14,700     6,691     2,218     1,778      (22)    (282)   1,883     26,966
Receivables         58,459    44,369    18,398    13,552   11,386    2,639        -    148,803

The table below presents specified information about reported segments as of and for the quarter ended September 30, 1998 (in thousands):


                    U.S.      U.S.     U.S.      Asia/               Latin    Data
                    East    Central    West     Pacific   Canada    America Services   Total
                    ----    -------    ----     -------   ------    ------- --------   -----
External fees     $ 34,598  $ 30,946  $ 17,253  $ 11,203  $ 8,396  $ 1,006  $ 3,904  $ 107,306
Intersegment fees    9,458     5,319     4,763       625    1,262      458       92     21,977
Net operating
  income            12,112     6,485     3,705     1,804      470     (118)   1,756     26,214
Receivables         45,819    38,895    24,423    11,286   13,324    1,889        -    135,636

Information about interest income and tax expense is not presented as it is not considered a responsibility of the segments' operating management.

A reconciliation of the information reported by segment to the consolidated amounts follows for the quarters ended September 30:

                                                                              1999      1998
                                                                              ----      ----
Fees:
-----
Total segment external and intersegment fees                             $ 139,990  $ 129,283
Reimbursable expenses not included in segment fees                           6,227      6,001
Other, net                                                                     106     (1,299)
                                                                         ---------  ---------
Consolidated fees                                                        $ 146,323  $ 133,985
                                                                         =========  =========
Net Operating Income:
---------------------
Total segment income                                                     $  26,966  $  26,214
Income from affiliates                                                         988        160
Differences in allocation methods for depreciation
  G&A and pension costs                                                      2,112      1,833
Gain on sale of business units                                                   -      3,822
Discretionary payments                                                     (21,198)   (15,774)
Other, net                                                                   3,389     (2,131)
                                                                         ---------  ---------
Consolidated pretax income from continuing operations                    $  12,257  $  14,124
                                                                         =========  =========

Receivables:
------------
Total segment receivables - billed and unbilled                          $ 148,803  $ 135,636
Net valuation differences and receivables of discontinued operations        (2,007)     5,155
                                                                         ---------  ---------
Total billed and unbilled receivables                                      146,796    140,791
Assets not reported by segment                                             157,590    143,546
                                                                         ---------  ---------
Consolidated assets                                                      $ 304,386  $ 284,337
                                                                         =========  =========


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

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect Consolidated Balance Sheets as of the end of the first quarter of fiscal year 2000 (September 30, 1999) and as of the end of the prior fiscal year 1999 (June 30, 1999), and Consolidated Statements of Operations, of Cash Flows and of Changes in Permanent Shareholders' Equity for the three months ended September 30, 1999 and 1998.

GLOBAL OPERATIONS

Watson Wyatt Worldwide employs approximately 5,300 associates in offices in the United States, Canada, Asia and the South Pacific, Europe, Africa, Latin America and the U.S. Caribbean.

Watson Wyatt & Company is primarily organized based on the following geographic regions: U.S. East, U.S. Central, U.S. West, Asia/Pacific, Canada and Latin America. As of June 30, 1999, the Company employed approximately 3,850 associates as follows:

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

Within  the  past  two  years,  Watson  Wyatt  has  divested  several  non-core businesses - including benefits administration outsourcing, defined contribution record-keeping software, and its North American risk management consulting services - in order to focus on these core consulting areas.

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

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

For the first three months of fiscal year 2000 the Company produced net income of $6.4 million, a decrease of $0.9 million from net income of $7.3 million for the first three months of fiscal year 1999. Excluding a $1.9 million after-tax gain from the sale of the Company's defined contribution daily record-keeping software included in the fiscal year 1999 results, net income increased $1.0 million, or 19%. These results reflect share value growth and bonus accruals that are ultimately determined at the discretion of the Board of Directors.

Fees for the first three months of fiscal year 2000 totaled $146.3 million, compared to $134.0 million for the first three months of fiscal year 1999, an increase of $12.3 million, or 9%. The revenue growth is attributable to improved performance in the Company's U.S. East and U.S. Central Regions, primarily from increased billable hours.

Salaries and employee benefit expenses for the first quarter of fiscal year 2000 were $85.8 million, an increase of $7.3 million, or 9%, from $78.5 million in the first quarter of fiscal year 1999. The increase is attributable to a $9.1 million rise in compensation to associates, caused by a 4% increase in headcount and a higher fiscal year 2000 estimated bonus accrual. This increase is partially offset by a $1.9 million reduction in pension expense.

Occupancy and communication expenses during the first quarter of fiscal year 2000 totaled $14.7 million, an increase of $0.2 million, or 1%, from $14.5 million in the first quarter of the prior fiscal year.

Professional and subcontracted services increased by $1.1 million, or 13%, from the first quarter of fiscal year 1999, reflecting timing differences associated mainly with legal, marketing and operational payments to external vendors.

Other costs of providing services were $7.3 million for the first quarter of fiscal year 2000, an increase of $4.4 million from the first quarter of fiscal year 1999. The difference is mainly attributable to the inclusion in fiscal year 1999 of a $3.7 million gain from the sale of the Company's defined contribution daily record-keeping software. The remainder of the difference can be attributed to increased general office and travel expenses.

General and administrative ("G&A") expenses for the first quarter of fiscal year 2000 were $13.2 million, a $2.0 million, or 18%, increase from the first quarter of fiscal year 1999. This increase is primarily the result of increased salaries and benefits, and an increased bonus accrual.

Depreciation and amortization expense of $4.9 million for the first quarter of fiscal year 2000 represents an increase of $1.1 million from the first quarter of fiscal year 1999. This increase is due to a higher depreciable capital base and higher intangibles related to prior year acquisitions.

Interest income increased $0.9 million from the first quarter of fiscal year 1999. This increase can be attributed to the receipt of interest of $0.5 million related to a federal tax refund as well as to interest income of $0.4 million earned during the quarter on a higher average investment balance.

Income from affiliates was $1.0 million for the quarter ended September 30, 1999 compared with $0.2 million for the quarter ended September 30, 1998. The increase reflects significantly improved business operations in both Continental Europe and the United Kingdom.

Income taxes for the quarter ending September 30, 1999 were $5.9 million compared to $6.8 million in the first quarter of fiscal year 1999 due to lower income before income taxes and minority interest. The Company's effective tax rate of 48% at September 30, 1999 remained unchanged from the prior year. The Company's tax rate is affected by differing foreign tax rates in various tax jurisdictions. The Company has not recorded a tax benefit on certain foreign net operating loss carryovers and foreign deferred expenses to the extent that it is more likely than not that a benefit will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily on funds from operations and short-term borrowings as its sources of liquidity. The Company believes that it has access to ample financial resources to finance its growth, meet its commitments to affiliates as well as support ongoing operations. The Company's cash and cash equivalents at September 30, 1999 totaled $13.8 million, compared to $36.0 million at June 30, 1999. The decrease is mainly attributable to the timing of the payment of corporate taxes and to purchases of capital assets during the first quarter. The Company had no borrowings outstanding under its line of credit as of September 30, 1999 and June 30, 1999.

The allowance for doubtful accounts increased $2.8 million from June 30, 1999 to September 30, 1999. The movement is attributable to an increased accounts receivable balance as of September 30, 1999 and an increased emphasis on cash collections in the last month of the fiscal year that decreased the allowance as of June 30, 1999. The change in the allowance for the first quarter of fiscal year 2000 is consistent with the change in the first quarter of fiscal year 1999. The number of months of accounts receivable outstanding was 1.2 at September 30, 1999 compared to 1.3 at September 30, 1998.

CASH USED FOR OPERATING ACTIVITIES. For the first three months of fiscal year 2000, the Company had operating cash outflows of $40.6 million, compared to $19.0 million for the first three months of fiscal year 1999. The increase in cash outflows results mainly from the payment of higher accrued bonuses and corporate tax payments for fiscal year 1999 in fiscal year 2000 compared with the prior year.

The Company's ratio of current assets to current liabilities was 1.0 at September 30, 1999, compared to 1.1 at September 30, 1998.

CASH USED IN INVESTING ACTIVITIES. Cash used in investing activities was $5.0 million for the first three months of fiscal year 2000, versus $7.3 million for the same period in fiscal year 1999. The decrease in cash usage was due to lower contingency payments associated with 1999 acquisitions and lower distributions from affiliates to the Company.

Anticipated commitments of funds are estimated at $24.0 million for the remainder of fiscal year 2000, mainly for computer hardware purchases and for office relocations and renovations. The Company expects operating cash flows to provide for the Company's cash needs.

CASH FROM FINANCING ACTIVITIES. Cash flows provided by financing activities were $23.5 million for the first three months of fiscal year 2000, versus $26.7 million in the preceding fiscal year. The decrease is mainly due to the lower level of borrowings and book overdrafts and higher repurchases of Redeemable Common Stock.

The Company's $120.0 million revolving credit line matures on June 29, 2003. Of the $95.0 million of the credit line that is allocated for operating needs, $92.8 million is available as of September 30, 1999 ($2.2 million is unavailable as a result of support required for letters of credit issued under the credit line), compared to $74.9 million on September 30, 1998.

YEAR 2000 ISSUE

The Company has substantially completed its scheduled preparations to address the Year 2000 problem. Remaining scheduled activities include finalization of contingency plans, monitoring of developments and completion of unfinished remediation activity. Management expects that effort will be required through the end of calendar year 1999 and beyond to enable the Company to meet its Year 2000 compliance goals. Based on the work completed during the past year, management continues to be confident that the Year 2000 problem is not likely to have a material effect on the Company's business, results of operations, financial condition or cash flows. Nevertheless, since the effects of the Year 2000 problem are likely to be unpredictable, management does not expect that the Company's Year 2000 compliance program will eliminate all risk to the Company associated with the Year 2000 problem.

The Company's Year 2000 compliance plan relies on geographic and practice leaders to assess and oversee repair or replacement of software and hardware used in their domain. As of September 30, 1999, this effort has been substantially completed and exceptions to the plan have been identified. Management believes that geographic and practice leaders have adopted appropriate plans to address the remaining work identified in their respective domains.

Based on its ongoing review, management continues to believe that the most significant risk facing the Company in connection with Year 2000 issues relates to software provided by the Company for use by, or on behalf of, its clients. This software has been provided principally by the HR Technologies practice (including benefit administration software and call center services) and the Retirement practice (principally spreadsheet-based benefit calculators). The risks presented include the possibility of errors or contractual liability caused by non-compliant software that is not identified or corrected and costs of replacing or repairing client systems. The following summarizes the status of the Company's Year 2000 compliance efforts related to client software as of September 30, 1999:

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

     The HR Technologies practice has completed assessment on all of the systems inventoried in North America. Over 90% of the effort has been completed relating to the testing and remediation of these systems. Testing and remediation of the remaining systems are scheduled to be completed before the end of 1999. A substantial number of the remaining systems are used to support open enrollment in benefit plans; these systems are normally modified late in the calendar year and any required Year 2000 remediation will be performed as a part of such modifications.

     The Company has substantially completed a program of contacting clients to discuss Year 2000 issues related to Watson Wyatt software.

The Company has completed assessment, repair, and testing of all its internal information technology systems, including WyVal, the Company's actuarial valuation software. The Company has completed an inventory of its vendors and is monitoring Year 2000 compliance efforts by its major vendors. Because of the nature of the Company's business and the widely distributed locations of the Company's operations, management believes that the Company does not face significant risks from Year 2000 failures in systems relied upon by its vendors. The Company has not reviewed the Year 2000 compliance status of its clients, some of which may be affected by Year 2000 problems. Management believes that the effect of client problems on the Company's own operations is not likely to be material because of the broad, diversified nature of the Company's client base. The Company will continue to develop and revise contingency procedures to address the Year 2000 situation. In many cases, the Company will rely on existing contingency plans relating to failures in information technology systems. A principal focus of the Company's contingency planning is backing up systems and maintaining communications among employees and with clients in case of short-term telecommunications failures or short-term limitations on access to the Company's offices.

Other risks identified by the Company include: risk of a general economic downturn as a result of the Year 2000 problem; risk arising from the failure of infrastructure, including power, water, telecommunications, and building services; and risks from operations outside North America. Because of the size of these operations, management does not expect that Year 2000 problems outside North America will have a material effect on the Company, but such operations are included within the Company's Year 2000 program. The Company's Year 2000 compliance program will not address or prevent adverse effects to the Company because of economic disruption or failure of public infrastructure.

The Company has not projected Year 2000 compliance costs for fiscal year 2000. Management expects these costs will be lower in fiscal year 2000 than in fiscal year 1999, when the Company's Year 2000 compliance costs exceeded $4.0 million. Funds for costs associated with the Company's Year 2000 compliance efforts will come from operating cash flows for all areas of the Company's operations and will be expensed as incurred.

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

PART II.       OTHER INFORMATION
               -----------------

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits

        3.1    Restated Certificate of Incorporation of Watson Wyatt & Company2
        3.2    Restated Bylaws (as amended through November 19, 1998)3
        4      Form of Certificate Representing Common Stock1
        10     Credit Agreement Among NationsBank, N.A. and Others dated
               June 30, 19984

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

Watson Wyatt & Company
(Registrant)




/S/ John J. Haley                                             November 12, 1999
-------------------                                           -----------------
Name:          John J. Haley                                  Date
Title:         President and Chief
               Executive Officer

/S/ Carl D. Mautz                                             November 12, 1999
-------------------                                           -----------------
Name:          Carl D. Mautz                                  Date
Title:         Vice President and Chief
               Financial Officer

/S/ Peter L. Childs                                           November 12, 1999
-------------------                                           -----------------
Name:          Peter L. Childs                                Date
Title:         Controller