Form 10-Q
period 1999-12-31
WATSON WYATT & CO
filed 2000-02-14
CIK 892968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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
                                          Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 14, 2000.

Common Stock,  $1.00 par value                                    14,835,083
------------------------------                                 ----------------
         Class                                                 Number of Shares


                                               WATSON WYATT & COMPANY
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                (THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                        Three Months Ended December 31,     Six Months Ended December 31,
                                                        -------------------------------     -----------------------------
                                                           1999                  1998          1999               1998
                                                        ----------           ----------     ----------         ----------
                                                                  (Unaudited)                        (Unaudited)

Fees                                                    $  152,411           $  140,358     $  298,734         $  274,343
                                                        ----------           ----------     ----------         ----------

Costs of providing services:
     Salaries and employee benefits                         80,950               72,470        160,753            148,968
     Stock incentive bonus plan                              9,000                5,500         15,000              7,500
     Occupancy and communications                           15,681               15,433         30,423             29,954
     Professional and subcontracted services                15,131               13,338         24,927             22,052
     Other                                                   9,026                8,740         16,300             11,586
                                                        ----------           ----------     ----------         ----------
                                                           129,788              115,481        247,403            220,060

General and administrative expenses                         14,724               16,692         27,902             27,852
Depreciation and amortization                                4,610                3,971          9,517              7,824
                                                        ----------           ----------     ----------         ----------
                                                           149,122              136,144        284,822            255,736
                                                        ----------           ----------     ----------         ----------

Income from operations                                       3,289                4,214         13,912             18,607

Other:
     Interest income                                           216                  404          1,252                528
     Interest expense                                         (698)              (1,168)        (1,088)            (1,721)

Income from affiliates                                       1,155                  865          2,143              1,025
                                                        ----------           ----------     ----------         ----------

Income before income taxes and minority interest             3,962                4,315         16,219             18,439

Provision for income taxes                                   1,916                2,087          7,835              8,917
                                                        ----------           ----------     ----------         ----------

Income before minority interest                              2,046                2,228          8,384              9,522


Minority interest in net loss/(income) of
     consolidated subsidiaries                                 158                  (85)           176                (85)
                                                        ----------           ----------     ----------         ----------

Income from continuing operations                            2,204                2,143          8,560              9,437

Discontinued operations:

Adjustment to reduce loss on disposal of discontinued
     Outsourcing Business [less applicable income tax
     expense of $0, $6,322, $0 and $6,322 respectively]          -                8,678              -              8,678
                                                        ----------           ----------     ----------         ----------

Net income                                              $    2,204           $   10,821     $    8,560         $   18,115
                                                        ==========           ==========     ==========         ==========



Earnings per share, continuing operations, basic
     and fully diluted                                  $    0.15            $     0.15     $    0.57          $     0.63
                                                        =========            ==========     ==========         ==========

Earnings per share, discontinued operations, basic
     and fully diluted                                  $       -            $     0.59     $        -         $     0.58
                                                        =========            ==========     ==========         ==========

Earnings per share, net income, basic
     and fully diluted                                  $    0.15            $     0.74     $     0.57         $     1.21
                                                        =========            ==========     ==========         ==========

Weighted average shares of Redeemable Common Stock,        14,917                14,587         15,140             14,977
     basic and fully diluted                            =========            ==========     ==========         ==========



                                               See accompanying notes
                                                         F-2

                                               WATSON WYATT & COMPANY
                                             CONSOLIDATED BALANCE SHEETS
                                             (THOUSANDS OF U.S. DOLLARS)

                                                                                December 31,              June 30,
                                                                                   1999                     1999
                                                                               -------------            -------------
                                                                                (Unaudited)

                                                        ASSETS

Cash and cash equivalents                                                      $      13,688            $      35,985
Receivables from clients:
     Billed, net of allowances of $6,436 and $3,701                                   82,838                   72,798
     Unbilled                                                                         64,707                   63,068
                                                                               -------------            -------------
                                                                                     147,545                  135,866
Other current assets                                                                   9,734                   10,834
                                                                               -------------            -------------
  Total current assets                                                               170,967                  182,685
Investment in affiliates                                                              17,109                   15,306
Fixed assets, net                                                                     38,381                   42,797
Deferred income taxes                                                                 56,206                   56,206
Intangible assets, net                                                                 9,484                    7,455
Other assets                                                                           8,877                    9,511
                                                                               -------------            -------------

                                                                               $     301,024            $     313,960
                                                                               =============            =============

                       LIABILITIES, REDEEMABLE COMMON STOCK AND PERMANENT SHAREHOLDERS' EQUITY


Accounts payable and accrued liabilities                                       $     143,821            $     152,371
Note payable and book overdrafts                                                       8,401                      248
Income taxes payable                                                                   9,863                   18,374
                                                                               -------------            -------------
     Total current liabilities                                                       162,085                  170,993

Accrued retirement benefits                                                           74,233                   77,140
Deferred rent and accrued lease losses                                                 7,628                    9,270
Other noncurrent liabilities                                                          22,249                   22,608
Minority interest in subsidiaries                                                        550                      669
Redeemable Common Stock - $1 par value:
     25,000,000 shares authorized;
     14,879,886 and 16,112,416 issued
     and outstanding; at redemption value                                             99,398                  107,631

Permanent shareholders' equity:
Adjustment for redemption value less
     than amounts paid in by shareholders                                             10,547                   11,420
Retained deficit                                                                     (74,198)                 (83,209)
Cumulative translation adjustment (accumulated other comprehensive loss)              (1,468)                  (2,562)
Commitments and contingencies
                                                                               -------------            -------------

                                                                               $     301,024            $     313,960
                                                                               =============            =============



                                               See accompanying notes
                                                         F-3

                                                    WATSON WYATT & COMPANY
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (THOUSANDS OF U.S. DOLLARS)


                                                                                              Six Months Ended December 31,
                                                                                              -----------------------------
                                                                                                 1999               1998
                                                                                              ----------         ----------
                                                                                                       (Unaudited)


Cash flows from (used for) operating activities:
     Net income                                                                               $    8,560         $   18,115
     Adjustments to reconcile net income to net cash
       provided by operating activities:

         Adjustment to reduce loss on discontinued operations                                          -             (8,678)
         Provision for doubtful receivables from clients                                           6,203              6,423
         Depreciation                                                                              8,651              7,184
         Amortization of intangible assets                                                           866                641
         Income from affiliates                                                                   (2,143)            (1,025)
         Minority interest in net (loss) income of consolidated subsidiaries                        (176)                85
         (Increase) decrease in assets (net of discontinued operations):
             Receivables from clients                                                            (17,882)           (27,822)
             Income taxes receivable                                                                   -              2,216
             Other current assets                                                                  1,100             (1,900)
             Other assets                                                                            634              1,133
         (Decrease) increase in liabilities (net of discontinued operations):
             Accounts payable and accrued liabilities                                             (8,550)            (4,093)
             Income taxes payable                                                                 (8,511)             5,177
             Accrued retirement benefits                                                          (2,907)             1,783
             Deferred rent and accrued lease losses                                               (1,642)            (1,498)
             Other noncurrent liabilities                                                            279                870
         Other, net                                                                                 (584)              (138)
         Discontinued operations, net                                                               (637)            (4,466)
                                                                                              ----------          ----------
         Net cash used for operating activities                                                  (16,739)            (5,993)
                                                                                              ----------          ----------

Cash flows from (used in) investing activities:
     Purchases of fixed assets                                                                    (3,636)             (6,297)
     Acquisitions                                                                                 (2,800)             (6,158)
     Investment in affiliates                                                                        594               2,257
                                                                                              ----------          ----------
         Net cash used in investing activities                                                    (5,842)            (10,198)
                                                                                              ----------          ----------

Cash flows from (used by) financing activities:
     Net borrowings and book overdrafts                                                            8,153              24,906
     Issuances of Redeemable Common Stock                                                              -                   -
     Repurchases of Redeemable Common Stock                                                       (8,656)            (10,584)
                                                                                              ----------          ----------
         Net cash (used by) from financing activities                                               (503)             14,322
                                                                                              ----------          ----------
Effect of exchange rates on cash                                                                     787                 283
                                                                                              ----------          ----------

Decrease in cash and cash equivalents                                                            (22,297)             (1,586)

Cash and cash equivalents at beginning of period                                                  35,985              13,405
                                                                                              ----------          ----------

Cash and cash equivalents at end of period                                                    $   13,688          $   11,819
                                                                                              ==========          ==========





                                                   See accompanying notes
                                                             F-4

                                              WATSON WYATT & COMPANY
                       CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT SHAREHOLDERS' EQUITY
                                            (THOUSANDS OF U.S. DOLLARS)
                                                    (Unaudited)

                                                                                 Adjustment for
                                                                                Redemption Value
                                                                  Cumulative    Less Than Amounts
                                                   Retained      Translation       Paid in by
                                                    Deficit          Loss         Shareholders       Total
                                                 ------------     ----------       ----------      ---------
Balance at June 30, 1999                         $    (83,209)    $   (2,562)      $   11,420      $ (74,351)

Comprehensive Income:
Net income                                              8,560              -                -          8,560
Foreign currency translation adjustment                     -          1,094                -          1,094
                                                 ------------     ----------       ----------      ---------
Total Comprehensive Income                              8,560          1,094                -          9,654
Effect of repurchases of 1,232,530 shares of
     common stock                                         451              -             (451)             -
Adjustment of redemption value for change
     in Formula Book Value per share                        -              -             (422)          (422)
                                                 ------------     ----------       ----------      ---------

Balance at December 31, 1999                     $    (74,198)    $   (1,468)      $   10,547      $ (65,119)
                                                 ============     ==========       ==========      =========






                                             See accompanying notes
                                                      F-5

                             WATSON WYATT & COMPANY

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1. The accompanying unaudited consolidated financial statements of Watson Wyatt & Company and its subsidiaries, (collectively, "Watson Wyatt" or the "Company"), are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by Generally Accepted Accounting Principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

     The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2000. The results reflect prorata growth in share value, anticipated tax rates and potential distributions at the discretion of the Company's Board of Directors. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. On January 19, 2000, the Company filed registration statements on Form S-3 and Form S-4 with the Securities and Exchange Commission to offer its common stock to the public through a corporate reorganization and Initial Public Offering ("IPO"). As a part of this proposed transaction, the current operating company, Watson Wyatt & Company, will merge with an indirect wholly-owned subsidiary to become a wholly-owned subsidiary of Watson Wyatt & Company Holdings.

3. Under the Company's current Bylaws, the Company is obligated to repurchase its Redeemable Common Stock, except in certain circumstances. Accordingly, the redemption value of outstanding shares is classified as Redeemable Common Stock and not as permanent shareholders' equity. Redeemable Common Stock is equal to the number of shares outstanding multiplied by the Formula Book Value per share, which was $6.68 per share at December 31, 1999 and June 30, 1999. Permanent shareholders' equity includes an adjustment for the difference between the redemption value of the Redeemable Common Stock and the amounts actually paid or deemed paid by shareholders for the shares.

4. During the six months ended December 31, 1999, the Company repurchased 1,232,530 shares of Redeemable Common Stock. The computation of earnings per share, basic and fully diluted, is based upon the weighted average number of shares of Redeemable Common Stock outstanding during the period. The number of shares (in thousands) used in the computation is 14,917 and 14,587 for the three months ended December 31, 1999 and 1998, respectively, and 15,140 and 14,977 for the six months ended December 31, 1999 and 1998, respectively.

5. In the third quarter of fiscal year 1998, the Company discontinued its Benefits Administration Outsourcing Business, including its investment in its affiliate Wellspring Resources, LLC ("Wellspring") and recorded an after-tax loss of $69.9 million related thereto. In October 1998, the Company consummated agreements with certain clients, Wellspring, and its former venture partner to transfer operating responsibility for these clients to Wellspring, clarifying the remaining future obligations and costs related to the discontinuation. The Company reduced the amount of its provision for losses from disposal of the Outsourcing Business in the second quarter of fiscal year 1999 by $8.7 million, net of tax, and believes it has adequate provisions for any remaining costs.

6. Subsequent to the end of its second fiscal quarter, the Company approved an anticipated restructuring plan for its Canadian operations. Costs for the plan will be included in subsequent operating results.

7. The Company has adopted SFAS No. 130 "Reporting Comprehensive Income." Comprehensive Income includes net income and changes in the cumulative translation gain or loss. For the three months ended December 31, 1999, Comprehensive Income totaled $3.3 million, compared with $11.2 million for the three months ended December 31, 1998. For the six months ended December 31, 1999 and 1998, Comprehensive Income totaled $9.7 million and $18.5 million, respectively.

8. In fiscal year 1999, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company is primarily organized geographically and has seven reportable segments:

            (1)  U.S. East
            (2)  U.S. Central
            (3)  U.S. West
            (4)  Asia/Pacific
            (5)  Canada
            (6)  Latin America
            (7)  Data Services

The Company evaluates the performance of its segments and allocates resources to them based on net operating income. Prior year and first quarter fiscal year 2000 data have been restated to be consistent with current classifications for comparative purposes.

The table below presents specified information about reported segments as of and for the three months ended December 31, 1999 (in thousands):

                    U.S.      U.S.     U.S.      Asia/               Latin    Data
                    East    Central    West     Pacific   Canada    America Services   Total
                    ----    -------    ----     -------   ------    ------- --------   -----
Fees              $ 52,870  $ 42,838  $ 19,678  $ 13,413  $ 9,942  $ 1,723  $ 3,277  $ 143,741
Net operating
  income/(loss)     12,968     7,227     1,675     1,362     (576)    (216)   1,061     23,501
Receivables         57,480    45,724    18,338    14,141   10,661    2,229        -    148,573

The table below presents specified information about reported segments as of and for the three months ended December 31, 1998 (in thousands):

                    U.S.      U.S.     U.S.      Asia/               Latin    Data
                    East    Central    West     Pacific   Canada    America Services   Total
                    ----    -------    ----     -------   ------    ------- --------   -----
Fees              $ 49,509  $ 37,848  $ 18,283  $ 11,807  $10,014  $ 1,235  $ 3,975  $ 132,671
Net operating
  income/(loss)     13,210     5,823     1,128       954      193     (570)   1,463     22,201
Receivables         48,795    44,439    21,708    12,436   11,896    1,718        -    140,992


The table below presents specified information about reported segments as of and for the six months ended December 31, 1999 (in thousands):

                    U.S.      U.S.     U.S.      Asia/               Latin    Data
                    East    Central    West     Pacific   Canada    America Services   Total
                    ----    -------    ----     -------   ------    ------- --------   -----
Fees              $104,658  $ 83,184  $ 39,192  $ 26,838  $19,668  $ 3,288  $ 6,903  $ 283,731
Net operating
  income/(loss)     27,995    14,205     4,029     2,960     (784)    (514)   2,943     50,834
Receivables         57,480    45,724    18,338    14,141   10,661    2,229        -    148,573


The table below presents specified information about reported segments as of and for the six months ended December 31, 1998 (in thousands):

                    U.S.      U.S.     U.S.      Asia/               Latin    Data
                    East    Central    West     Pacific   Canada    America Services   Total
                    ----    -------    ----     -------   ------    ------- --------   -----
Fees              $ 93,565  $ 74,113  $ 40,299  $ 23,635  $19,672  $ 2,699  $ 7,971  $ 261,954
Net operating
  income/(loss)     25,396    12,367     4,866     2,562      491     (710)   3,206     48,178
Receivables         48,795    44,439    21,708    12,436   11,896    1,718        -    140,992


Information about interest income and tax expense is not presented as a segment expense because it is not considered a responsibility of the segments' operating management.

A reconciliation of the information reported by segment to the consolidated amounts follows for the three month and six month periods ended December 31:

                                                    Three Months Ended December 31,        Six Months Ended December 31,
                                                    -------------------------------        -----------------------------
                                                       1999                 1998              1999               1998
                                                    ----------           ----------        ----------         ----------
Fees:
-----
Total segment fees                                  $  143,741           $  132,671        $  283,731         $  261,954
Reimbursable expenses not included in total
  segment fees                                           9,154                8,283            15,381             14,284
Other, net                                                (484)                (596)             (378)            (1,895)
                                                    ----------           ----------        ----------         ----------
Consolidated fees                                   $  152,411           $  140,358        $  298,734         $  274,343
                                                    ==========           ==========        ==========         ==========

Net Operating Income:
---------------------
Total segment net operating income                  $   23,501           $   22,201        $   50,834         $   48,178
Income from affiliates                                   1,155                  865             2,143              1,025
Differences in allocation methods for
  depreciation, G&A and pension costs                      726               (3,311)            2,515             (1,396)
Gain on sale of business units                               -                    -                 -              3,822
Discretionary bonuses and SIBP                         (20,550)             (15,774)          (41,750)           (31,548)
Other, net                                                (870)                 334             2,477             (1,642)
                                                    ----------           ----------        ----------         ----------
Consolidated pretax income from
  continuing operations                             $    3,962           $    4,315        $   16,219         $   18,439
                                                    ==========           ==========        ==========         ==========

Receivables:
------------
Total segment receivables -
  billed and unbilled                               $  148,573           $  140,992        $  148,573         $  140,992
Net valuation differences and
  receivables of discontinued operations                (1,028)               1,406            (1,028)             1,406
                                                    ----------           ----------        ----------         ----------
Total billed and unbilled receivables                  147,545              142,398           147,545            142,398
Assets not reported by segment                         153,479              139,621           153,479            139,621
                                                    ----------           ----------        ----------         ----------
Consolidated assets                                 $  301,024           $  282,019        $  301,024         $  282,019
                                                    ==========           ==========        ==========         ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CORPORATE INFORMATION

Watson Wyatt & Company, together with its affiliates and consolidated subsidiaries, (collectively, "Watson Wyatt" or the "Company"), provides employee benefits, human resources and human resources systems technology consulting to major employers throughout the world. The Company implements its strategy through over 3,800 associates in 60 offices located in 18 countries.

Watson Wyatt & Company was incorporated in Delaware on February 17, 1958. Including predecessors, the Company has been in business since 1946. The Company conducted business as The Wyatt Company until changing its corporate name to Watson Wyatt & Company in connection with the establishment of the Watson Wyatt Worldwide alliance. In 1995, the Company entered into an alliance with R. Watson & Sons (now Watson Wyatt Partners), a leading United Kingdom-based actuarial, benefits and human resources consulting partnership that was founded in 1878. Since 1995, the Company has marketed its services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

Although the Company operates globally as an alliance, its revenues and operating expenses reflect solely the results of operations of Watson Wyatt & Company. The Company's share of the results of operations of its affiliates, recorded using the equity method of accounting, is reflected in "Income from affiliates". Watson Wyatt & Company's principal affiliates are Watson Wyatt Partners and Watson Wyatt Holdings (Europe) Limited. The Company owns 25% of Watson Wyatt Holdings (Europe) Limited and Watson Wyatt Partners owns the remaining 75%.

Watson Wyatt's principal executive offices are located at 6707 Democracy Boulevard, Suite 800, Bethesda, Maryland, 20817. The Company's telephone number is (301) 581-4600.


FINANCIAL STATEMENT OVERVIEW

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect Consolidated Balance Sheets as of the end of the second quarter of fiscal year 2000 (December 31, 1999) and as of the end of fiscal year 1999 (June 30, 1999), Consolidated Statements of Operations for the three and six month periods ended December 31, 1999 and 1998, Consolidated Statements of Cash Flows for the six month periods ended December 31, 1999 and 1998 and Consolidated Statements of Changes in Permanent Shareholders' Equity for the six month period ended December 31, 1999.

The Company derives substantially all of its revenue from fees for consulting services, which generally are billed at standard hourly rates or on a fixed-fee basis. Clients are typically invoiced on a monthly basis with revenue recognized as services are provided. For the most recent three fiscal years, fees from U.S. consulting operations have comprised approximately 80% of consolidated revenues. No single client accounted for more than 3% of the Company's consolidated revenues for the fiscal years ended June 30, 1999, 1998, and 1997.

The Company's most significant expenses are salaries and benefits costs (including bonuses), which typically comprise over 60% of total costs of providing services. In addition to payroll and related benefits and taxes, salaries and benefits also include incentive bonus expense, which is linked to the Company's operating performance. Other significant costs of providing services include office rent and related costs, communications and professional and subcontracted services.

RESULTS OF OPERATIONS--SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998.

REVENUES. Fees for the six months ended December 31, 1999 were $298.7 million, compared to $274.3 million for the six months ended December 31, 1998, an increase of $24.4 million, or 9%. Fees for the three months ended December 31, 1999 were $152.4, compared to $140.4 for the three months ended December 31, 1998, an increase of $12.1 million, or 9%. The revenue growth in both periods is due to improved performance in the Company's U.S. East and U.S. Central Regions, primarily from increased billable hours in the Benefits Consulting Group.

SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses for the six months ended December 31, 1999 were $160.8 million, compared to $149.0 million for the six months ended December 31, 1998, an increase of $11.8 million, or 8%. Salaries and employee benefit expenses for the second quarter of fiscal year 2000 were $81.0 million, compared to $72.5 million for the second quarter of fiscal year 1999, an increase of $8.5 million, or 12%. The increase in both periods is due to an increase in compensation to associates, partly the result of annual salary increases and a 3% increase in headcount.

STOCK INCENTIVE BONUS PLAN. The accrued bonus under the Stock Incentive Bonus Plan ("SIBP") for the six months ended December 31, 1999 was $15.0 million, compared to $7.5 million for the six months ended December 31, 1998, an increase of $7.5 million, or 100%. The SIBP expense for the three months ended December 31, 1999 was $9.0 million, compared to $5.5 million for the three months ended December 31, 1998, an increase of $3.5 million, or 64%. The accruals were calculated in accordance with the Company's current practice of distributing all income in excess of a targeted amount.

OCCUPANCY AND COMMUNICATIONS. Occupancy and communication expenses for the six months ended December 31, 1999 were $30.4 million, compared to $30.0 million for the six months ended December 31, 1998, an increase of $0.4 million, or 1%. The increase can be attributed to higher telephone expenses and office supplies. Occupancy and communication expenses for the three months ended December 31, 1999 were $15.7 million, compared to $15.4 million for the three months ended December 31, 1998, an increase of $0.3 million, or 2%. The increase is due to higher equipment rental, repairs and maintenance, and telephone expenses.

PROFESSIONAL AND SUBCONTRACTED SERVICES. Professional and subcontracted services for the six months ended December 31, 1999 were $24.9 million, compared to $22.0 million for the six months ended December 31, 1998, an increase of $2.9 million, or 13%. The increase is due to a $1.2 million actuarial and strategic consulting expense from a sub-contractor and $0.9 million in non-compete payments. The remaining $0.8 million increase is due to an increase in recruiting fees and other outside services. Professional and subcontracted services for the three months ended December 31, 1999 were $15.1 million, compared to $13.3 million for the three months ended December 31, 1998, an increase of $1.8 million, or 13%. This increase is attributable to the $1.2 million and $0.9 million expenses mentioned above.

OTHER. Other costs of providing services for the six months ended December 31, 1999 were $16.3 million, compared to $11.6 million for the six months ended December 31, 1998, an increase of $4.7 million, or 41%. The difference is attributable to a $3.7 million gain from the sale of the Company's defined contribution daily record-keeping software included in the six months ended December 31, 1998. The remainder of the difference can be attributed to a $0.5 million increase in travel expenses and a $0.3 million increase in expenditures for the professional development for the Company's U.S. and international consultants. Other costs of providing services for the three months ended December 31, 1999 were $9.0 million, compared to $8.7 million for the three months ended December 31, 1998, an increase of $0.3 million, or 3%.

GENERAL AND ADMINISTRATIVE. General and administrative ("G&A") expenses for the six months ended December 31, 1999 were $27.9 million, unchanged from the six months ended December 31, 1998. G&A expenses for the three months ended December 31, 1999 were $14.7 million, compared to $16.7 million for the three months ended December 31, 1998, a decrease of $2.0 million, or 11%. The decrease is mainly due to a concentrated $2.1 million media ad campaign which occurred in the three months ended December 31, 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the six months ended December 31, 1999 was $9.5 million, compared to $7.8 million for the six months ended December 31, 1998, an increase of $1.7 million, or 22%. Depreciation and amortization expense for the three months ended December 31, 1999 was $4.6 million, compared to $4.0 million for the three months ended December 31, 1998, an increase of $0.6 million, or 16%. This increase in both periods is due to a higher depreciable capital base and higher intangibles related to prior year acquisitions.

INTEREST INCOME. Interest income for the six months ended December 31, 1999 was $1.3 million, compared to $0.5 million for the first six months ended December 31, 1998, an increase of $0.8 million, or 160%. This increase can be attributed to the receipt of interest of $0.5 million related to a federal tax refund and to additional interest income of $0.3 million earned during the year on a higher average investment balance for the first quarter of fiscal year 2000. Interest income for the three months ended December 31, 1999 was $0.4 million, compared to $0.2 million for the three months ended December 31, 1998, a decrease of $0.2 million, or 47%. The decrease can be attributed to a lower average investment balance for the three months ended December 31, 1999.

INTEREST EXPENSE. Interest expense for the six months ended December 31, 1999 was $1.1 million, compared to $1.7 million for the six months ended December 31, 1998, a decrease of $0.6 million, or 37%. Interest expense for the three months ended December 31, 1999 was $0.7 million, compared to $1.2 million for the three months ended December 31, 1998, a decrease of $0.5 million, or 40%. The Company borrowed less money against its revolving line of credit in the first six months of fiscal year 2000 than in the first six months of fiscal year 1999.

INCOME FROM AFFILIATES. Income from affiliates for the six months ended December 31, 1999 was $2.1 million, compared to $1.0 million for the six months ended December 31, 1998, an increase of $1.1 million, or 109%. Income from affiliates for the three months ended December 31, 1999 was $1.2 million, compared to $0.9 million for the three months ended December 31, 1998, an increase of $0.3 million, or 34%. The increase in both periods reflect improvement in business operations by the Company's affiliates in both Continental Europe and the United Kingdom.

PROVISION FOR INCOME TAXES. Income taxes for the six months ended December 31, 1999 were $7.8 million, compared to $8.9 million for the six months ended December 31, 1998 due to lower income before income taxes and minority interest. The Company's effective tax rate of 48% for the six months ended December 31, 1999 remained unchanged from the comparable prior year period. The Company's tax rate is affected by differing foreign tax rates in various jurisdictions. The Company does not record a tax benefit on certain foreign net operating loss carryovers and foreign deferred expenses unless it is more likely than not that a benefit will be realized.

NET INCOME. Net income for the six months ended December 31, 1999 was $8.6 million, compared to $18.1 million for the six months ended December 31, 1998, a decrease of $9.5 million, or 53%. Net income for the three months ended December 31, 1999 was $2.2 million, compared to $10.8 million for the three months ended December 31, 1998, a decrease of $8.6 million, or 80%. The decrease in both periods is principally due to the $8.7 million after-tax adjustment to reduce the loss on disposal of the discontinued Benefits
Administration Outsourcing Business recorded in fiscal year 1999. Income from continuing operations for the three and six months ended December 31, 1999 and 1998 also reflect increased levels of SIBP accruals discussed above.

DISCONTINUED OPERATIONS. During the six months ended December 31, 1998, the Company further resolved its future obligations related to the discontinuation of its Benefits Administration Outsourcing Business and reduced the expected loss on disposal by $8.7 million, net of taxes. Management believes the Company has adequate provisions for any remaining costs related to the discontinuation.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at December 31, 1999 totaled $13.7 million, compared to $36.0 million at June 30, 1999. The Company had borrowings outstanding under its line of credit of $3.0 million as of December 31, 1999, and no borrowings as of June 30, 1999. Sources and uses of cash are explained below.

CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities for the six months ended December 31, 1999 was $16.7 million, compared to $6.0 million for the six months ended December 31, 1998. The increase in cash outflows is due to the timing of corporate tax payments and accounts payable, and benefits payments to retirees in fiscal year 2000, net of a lower increase in receivables and lower outflows in connection with the discontinued Benefits Administration Outsourcing Business. Further, the allowance for doubtful accounts increased $2.7 million from June 30, 1999 to December 31, 1999. This increase is typical of the Company's historical patterns, where the receivables and allowance are substantially reduced at year end from an increased emphasis on collections. Both the receivable balances and the related allowance increase in the first six months of the following year. The number of months of accounts receivable outstanding was 1.7 at both December 31, 1999 and December 31, 1998.

CASH USED IN INVESTING ACTIVITIES. Cash used in investing activities for the six months ended December 31, 1999 was $5.8 million, compared to $10.2 million for the six months ended December 31, 1998. The decrease in cash usage was due to lower contingency payments associated with 1999 acquisitions and lower current year purchases of fixed assets, partially offset by lower distributions from affiliates to the Company.

Anticipated commitments of funds are estimated at $23.3 million for the remainder of fiscal year 2000, mainly for computer hardware purchases and for office relocations and renovations. The Company expects operating cash flows to provide for these cash needs.

CASH USED BY FINANCING ACTIVITIES. Cash flows used by financing activities were $0.5 million for the six months ended December 31, 1999, compared to cash provided by financing activities of $14.3 million for the six months ended December 31, 1998. The Company borrowed less money against its revolving line of credit in the first six months of fiscal year 2000 than in the first six months of fiscal year 1999, and had lower repurchases of Redeemable Common Stock.

The Company's $120.0 million revolving credit line matures on June 30, 2003. Of the $95.0 million of the credit line that is allocated for operating needs, $89.8 million was available as of December 31, 1999, compared to $92.8 million on June 30, 1999. Further, the Company had borrowings outstanding of $3.0 million as of December 31, 1999. The remaining $2.2 million is unavailable as a result of support required for letters of credit issued under the credit line.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion of Year 2000, Note 6 on page 7, the last sentence of "Provision for Income Taxes" and the last sentence of "Discontinued Operations", both on page 12, and the second paragraph of "Cash Used in Investing Activities" on page 13 contain forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," "continue" or similar words. Statements that contain these words should be read carefully because they discuss the Company's future expectations, contain projections of the Company's future results of operations or financial condition or state other "forward-looking" information.

Undue reliance should not be placed on these forward-looking statements. There are risks, uncertainties, and events that may cause the Company's actual results to differ materially from the expectations. Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company, its management nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company and management are under no duty to update any of the forward-looking statements after the date of this filing or to conform these statements to actual results or to changes in management's expectations.


YEAR 2000 ISSUE

The Company has substantially completed a program to address the Year 2000 issue as it affects its business and management believes that the Year 2000 issue is not likely to have a material adverse effect on the Company's business, results of operations, or financial condition. Nevertheless, since the effects of the Year 2000 issue are likely to be unpredictable, management does not expect that the Year 2000 compliance program will eliminate all risk to the Company associated with the Year 2000 issue.

Management believes that the most significant risk facing the Company in connection with the Year 2000 issue relates to software provided by the Company for use by, or on behalf of, its clients. This software has been provided principally by the HR Technologies Group (including benefit administration software and call center services) and the retirement practice (principally spreadsheet-based benefit calculators). The risks presented include the possibility of errors or contractual liability caused by non-compliant software that is not identified or corrected and the costs of replacing or repairing client systems. Testing and remediation have been completed on approximately 80% of such systems. Virtually all of the systems not yet repaired are used to support open enrollment in benefits plans and any required Year 2000 remediation will be performed as a part of modifications to such systems before they are next used.

The cost to address Year 2000 compliance issues exceeded $4.0 million for fiscal year 1999. The principal expenditures were for repair and testing of internal and client software, costs associated with the Company's Year 2000 compliance program and costs of outside consultants. Management expects that the costs for the Company's Year 2000 compliance program will be lower in fiscal year 2000. Funds for costs associated with the Company's Year 2000 compliance efforts will come from operating cash flows for all areas of its operations and will be expensed as incurred.

PART II.    OTHER INFORMATION
            -----------------

ITEM 1.     LEGAL PROCEEDINGS

From time to time, the Company is a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. These disputes typically involve claims relating to employment matters or the rendering of professional services. The four matters summarized below involve the most significant pending or potential claims against the Company. Management believes, based on currently available information, that the results of all such proceedings, in the aggregate, will not have a material adverse effect on the Company's financial condition, but claims which are possible in its business could be material to the financial results for a particular period, depending, in part, upon the operating results for that period.

Regina, Saskatchewan Police. The Administrative Board of the Regina Police Superannuation and Benefit Plan filed an action against the Company and three individual employees in 1994 alleging errors in valuation methods, assumptions and calculations for the Plan during the course of work provided for the Plan since the 1970s. Discovery is concluded and the exchange of expert reports is anticipated during 2000. The Administrative Board seeks approximately $26 million in damages, plus interest.

City of Milwaukee, Wisconsin. The City of Milwaukee Employees Retirement Board ("ERB") notified the Company of a potential claim involving an erroneously calculated cost of living adjustment that was based on a formula provided by the staff of the ERB. In response to the notice of claim, the Company filed a declaratory judgment action against the City of Milwaukee and the ERB in the U.S. District Court in Chicago. By mutual consent, the parties agreed to dismiss the claim with leave to reinstate, pending settlement discussions among other parties.

Connecticut Carpenters Pension Fund. The Connecticut Carpenters Pension Fund has filed an action against the Company claiming errors in valuations from 1991 through 1998 that allegedly resulted in understated liabilities. The plaintiffs are seeking damages of approximately $45 million. The case is in discovery.

Claim against Watson Wyatt Partners. A law firm representing a client based in Europe has notified Watson Wyatt Partners, The Company's European alliance partner, of a claim involving alleged errors in the design of a global employee stock option plan which may include work performed by present or former subsidiaries of Watson Wyatt & Company.

The Company carries substantial professional liability insurance with a self-insured retention of $1 million per occurrence which provides coverage for professional liability claims. The Company also carries employment practices liability insurance.

ITEM 2.     CHANGES IN SECURITIES

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the fifty-third annual meeting of shareholders of the Company, held on November 17, 1999, the shareholders elected fourteen (14) nominees to the Board. Proxies representing 11,244,963 shares were received (total shares outstanding as of the Record Date were 14,897,639) and the results of the voting were as follows:

         NOMINEES TO THE BOARD       FOR        WITHHOLD
         -----------------------------------------------
         Thomas W. Barratt        10,907,879     337,084
         Paula A. DeLisle         10,907,723     337,240
         David B. Friend           9,715,850   1,529,113
         John J. Haley            11,165,021      79,942
         Ira T. Kay               10,385,836     859,127
         Brian E. Kennedy         10,591,560     653,403
         Eric P. Lofgren          10,928,628     316,335
         Robert D. Masding        10,697,175     547,788
         R. Michael McCullough    10,900,215     344,748
         Gail E. McKee            10,346,633     898,330
         Kevin L. Meehan          11,113,114     131,849
         Charles P. Wood, Jr.     11,113,244     131,719
         John A. Steinbrunner     10,915,585     329,378
         A. Grahame Stott         11,034,114     210,849


ITEM 5.     OTHER INFORMATION

On January 27, 2000 the Company filed a Current Report on Form 8-K announcing the filing of Registration Statements on Form S-3 and S-4 to affect a corporate reorganization in order to create a holding company structure, and a subsequent public offering by the holding company.

There is no assurance that the proposed reorganization or initial public offering will be consummated.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

      3.1   Restated Certificate of Incorporation of Watson Wyatt & Company2
      3.2   Restated Bylaws (as amended through November 19, 1998)3
      4     Form of Certificate Representing Common Stock1
      10    Credit Agreement Among NationsBank, N.A. and Others dated June
            30, 19984

b.    Reports on Form 8-K

      None.

--------
1 Incorporated by reference from Registrant's Initial Statement on Form 10 (File No. 0-20724), filed on October 13, 1992
2 Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (File No. 0-20724), filed on September 16, 1996
3 Incorporated by reference from Registrant's Statement on Form S-8 (File No. 33-369545), filed on December 23, 1998
4 Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 0-20724), filed on September 24, 1998

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt & Company
(Registrant)




/S/ JOHN J. HALEY                                      FEBRUARY 14, 2000
------------------------------                         -----------------
Name:  John J. Haley                                   Date
Title: President and Chief
       Executive Officer


/S/ CARL D. MAUTZ                                      FEBRUARY 14, 2000
------------------------------                         -----------------
Name:  Carl D. Mautz                                   Date
Title: Vice President and Chief
       Financial Officer


/S/ PETER L. CHILDS                                    FEBRUARY 14, 2000
------------------------------                         -----------------
Name:  Peter L. Childs                                 Date
Title: Controller