Form 10-Q
period 2000-03-31
WATSON WYATT & CO
filed 2000-05-09
CIK 892968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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
                                          Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 2000.

Common Stock,  $1.00 par value                                    14,847,097
------------------------------                                 ----------------
         Class                                                 Number of Shares


                                               WATSON WYATT & COMPANY
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

                                                          Three Months Ended March 31,       Nine Months Ended March 31,
                                                        -------------------------------     -----------------------------
                                                           2000                 1999           2000               1999
                                                        ----------           ----------     ----------         ----------
                                                                  (Unaudited)                        (Unaudited)

Fees                                                    $  157,502           $  135,573     $  456,236         $  409,916
                                                        ----------           ----------     ----------         ----------

Costs of providing services:
     Salaries and employee benefits                         85,871               70,977        246,624            219,845
     Stock incentive bonus plan                              8,200                6,900         23,200             14,500
     Occupancy and communications                           17,000               16,412         47,423             46,366
     Professional and subcontracted services                 9,082               11,573         34,009             33,625
     Other                                                   9,561                9,303         25,861             20,889
                                                        ----------           ----------     ----------         ----------
                                                           129,714              115,165        377,117            335,225

General and administrative expenses                         16,214               14,194         44,116             42,046
Depreciation and amortization                                5,483                3,996         15,000             11,820
                                                        ----------           ----------     ----------         ----------
                                                           151,411              133,355        436,233            389,091
                                                        ----------           ----------     ----------         ----------

Income from operations                                       6,091                2,218         20,003             20,825

Other:
     Interest income                                           232                  127          1,484                655
     Interest expense                                         (431)                (473)        (1,519)            (2,194)

Income from affiliates                                         481                  583          2,624              1,608
                                                        ----------           ----------     ----------         ----------

Income before income taxes and minority interest             6,373                2,455         22,592             20,894

Provision for income taxes                                   2,806                1,530         10,641             10,447
                                                        ----------           ----------     ----------         ----------

Income before minority interest                              3,567                  925         11,951             10,447


Minority interest in net (income)/loss of
     consolidated subsidiaries                                  (9)                  54            167                (31)
                                                        ----------           ----------     ----------         ----------

Income from continuing operations                            3,558                  979         12,118             10,416

Discontinued operations:

Adjustment to reduce loss on disposal of discontinued
     Outsourcing Business [less applicable income tax
     expense of $6,322 for the nine months ended
     March 31, 1999]                                             -                    -              -              8,678
                                                        ----------           ----------     ----------         ----------

Net income                                              $    3,558           $      979     $   12,118         $   19,094
                                                        ==========           ==========     ==========         ==========



Earnings per share, continuing operations, basic
     and fully diluted                                  $     0.24           $     0.07     $     0.81         $     0.70


Earnings per share, discontinued operations, basic
     and fully diluted                                           -                    -              -               0.58
                                                        ----------           ----------     ----------         ----------

Earnings per share, net income, basic
     and fully diluted                                  $     0.24           $     0.07     $     0.81         $     1.28
                                                        ==========           ==========     ==========         ==========

Weighted average shares of Redeemable Common Stock,         14,851               14,693         15,051             14,931
     basic and fully diluted                            ==========           ==========     ==========         ==========



                                               See accompanying notes
                                                         F-2

                                               WATSON WYATT & COMPANY
                                             CONSOLIDATED BALANCE SHEETS
                                             (THOUSANDS OF U.S. DOLLARS)

                                                                                 March 31,                June 30,
                                                                                   2000                     1999
                                                                               -------------            -------------
                                                                                (Unaudited)

                                                        ASSETS

Cash and cash equivalents                                                      $      13,324            $      35,985
Receivables from clients:
     Billed, net of allowances of $5,154 and $3,701                                   77,514                   72,798
     Unbilled                                                                         71,541                   63,068
                                                                               -------------            -------------
                                                                                     149,055                  135,866
Other current assets                                                                   8,993                   10,834
                                                                               -------------            -------------
  Total current assets                                                               171,372                  182,685
Investment in affiliates                                                              17,005                   15,306
Fixed assets, net of accumulated depreciation of $88,976 and $80,368                  37,246                   42,797
Deferred income taxes                                                                 56,206                   56,206
Intangible assets, net                                                                 9,092                    7,455
Other assets                                                                           8,494                    9,511
                                                                               -------------            -------------

                                                                               $     299,415            $     313,960
                                                                               =============            =============

                       LIABILITIES, REDEEMABLE COMMON STOCK AND PERMANENT SHAREHOLDERS' EQUITY


Accounts payable and accrued liabilities                                       $     142,161            $     152,371
Line of credit and book overdrafts                                                    10,221                      248
Income taxes payable                                                                  10,876                   18,374
                                                                               -------------            -------------
     Total current liabilities                                                       163,258                  170,993

Accrued retirement benefits                                                           70,134                   77,140
Deferred rent and accrued lease losses                                                 6,537                    9,270
Other noncurrent liabilities                                                          22,280                   22,608
Minority interest in subsidiaries                                                        523                      669
Redeemable Common Stock - $1 par value:
     25,000,000 shares authorized;
     14,852,297 and 16,112,416 issued
     and outstanding; at redemption value                                             99,213                  107,631

Permanent shareholders' equity:
Adjustment for redemption value less
     than amounts paid in by shareholders                                             10,505                   11,420
Retained deficit                                                                     (70,671)                 (83,209)
Cumulative translation adjustment (accumulated other comprehensive loss)              (2,364)                  (2,562)
Commitments and contingencies
                                                                               -------------            -------------

                                                                               $     299,415            $     313,960
                                                                               =============            =============



                                               See accompanying notes
                                                         F-3

                                                    WATSON WYATT & COMPANY
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (THOUSANDS OF U.S. DOLLARS)


                                                                                               Nine Months Ended March 31,
                                                                                              -----------------------------
                                                                                                 2000               1999
                                                                                              ----------         ----------
                                                                                                       (Unaudited)


Cash flows from (used for) operating activities:
     Net income                                                                               $   12,118         $    19,094
     Adjustments to reconcile net income to net cash
       provided by operating activities:

         Adjustment to reduce loss on discontinued operations                                          -              (8,678)
         Provision for doubtful receivables from clients                                           7,596               9,670
         Depreciation                                                                             13,595              10,780
         Amortization of intangible assets                                                         1,405               1,040
         Income from affiliates                                                                   (2,624)             (1,608)
         Minority interest in net (loss) income of consolidated subsidiaries                        (167)                 31
         (Increase) decrease in assets (net of discontinued operations):
             Receivables from clients                                                            (20,785)            (30,239)
             Income taxes receivable                                                                   -               2,216
             Other current assets                                                                  1,841                (657)
             Other assets                                                                          1,017                 877
         (Decrease) increase in liabilities (net of discontinued operations):
             Accounts payable and accrued liabilities                                             (8,012)             17,057
             Income taxes payable                                                                 (7,498)              5,492
             Accrued retirement benefits                                                          (7,006)             (1,599)
             Deferred rent and accrued lease losses                                               (2,733)             (2,441)
             Other noncurrent liabilities                                                            567               1,210
           Other, net                                                                               (110)                210
         Discontinued operations, net                                                               (895)             (3,857)
                                                                                              ----------           ---------
         Net cash (used for) from operating activities                                           (11,691)             18,598
                                                                                              ----------           ---------

Cash flows from (used in) investing activities:
     Purchases of fixed assets                                                                   (10,217)             (9,729)
     Acquisitions                                                                                 (2,900)             (6,207)
     Investment in affiliates                                                                        891               3,151
                                                                                              ----------          ----------
       Net cash used in investing activities                                                     (12,226)            (12,785)
                                                                                              ----------          ----------

Cash flows from (used by) financing activities:
     Net borrowings (repayments) and book overdrafts                                               9,973              (8,325)
     Issuances of Redeemable Common Stock                                                            166              15,055
     Repurchases of Redeemable Common Stock                                                       (9,079)            (13,224)
                                                                                              ----------          ----------
      Net cash from (used by) financing activities                                                 1,060              (6,494)
                                                                                              ----------          ----------
Effect of exchange rates on cash                                                                     196                  32
                                                                                              ----------          ----------

Decrease in cash and cash equivalents                                                            (22,661)               (649)

Cash and cash equivalents at beginning of period                                                  35,985              13,405
                                                                                              ----------          ----------

Cash and cash equivalents at end of period                                                    $   13,324          $   12,756
                                                                                              ==========          ==========



                                                   See accompanying notes
                                                             F-4

                                              WATSON WYATT & COMPANY
                       CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT SHAREHOLDERS' EQUITY
                                            (THOUSANDS OF U.S. DOLLARS)
                                                    (Unaudited)

                                                                                 Adjustment for
                                                                                Redemption Value
                                                                  Cumulative    Less Than Amounts
                                                   Retained      Translation       Paid in by
                                                    Deficit          Loss         Shareholders       Total
                                                 ------------     ----------       ----------      ---------
Balance at June 30, 1999                         $    (83,209)    $   (2,562)      $   11,420      $ (74,351)

Comprehensive Income:
Net income                                             12,118              -                -         12,118
Foreign currency translation adjustment                     -            198                -            198
                                                                                                   ---------
Total Comprehensive Income                                                                            12,316
Effect of repurchases of 1,307,967 shares of
     common stock                                         420              -             (420)             -
Adjustment of redemption value for change
     in Formula Book Value per share                        -              -             (495)          (495)
                                                 ------------     ----------       ----------      ---------

Balance at March 31, 2000                        $    (70,671)    $   (2,364)      $   10,505      $ (62,530)
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

     The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2000. The results reflect prorata growth in share value, anticipated tax rates and potential distributions at the discretion of the Company's Board of Directors. Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. On January 19, 2000, the Company filed registration statements on Form S-3 and Form S-4 with the Securities and Exchange Commission to offer its common stock to the public through a corporate reorganization and Initial Public Offering ("IPO"). As a part of the proposed transaction, the current operating company, Watson Wyatt & Company, will merge with an indirect wholly-owned subsidiary to become a wholly-owned subsidiary of Watson Wyatt & Company Holdings.

3. Under the Company's current Bylaws, which remain in effect pending consummation of the corporate reorganization mentioned above, the Company is obligated to repurchase its Redeemable Common Stock, except in certain circumstances. Accordingly, the redemption value of outstanding shares is classified as Redeemable Common Stock and not as permanent shareholders' equity. Redeemable Common Stock is equal to the number of shares outstanding multiplied by the Formula Book Value per share, which was $6.68 per share at March 31, 2000 and June 30, 1999. Permanent shareholders' equity includes an adjustment for the difference between the redemption value of the Redeemable Common Stock and the amounts actually paid or deemed paid by shareholders for the shares.

4. During the nine months ended March 31, 2000, the Company repurchased 1,307,967 shares of Redeemable Common Stock. The computation of earnings per share, basic and fully diluted, is based upon the weighted average number of shares of Redeemable Common Stock outstanding during the period. The number of shares (in thousands) used in the computation is 14,851 and 14,693 for the three months ended March 31, 2000 and 1999, respectively, and 15,051 and 14,931 for the nine months ended March 31, 2000 and 1999, respectively.

5. In the third quarter of fiscal year 1998, the Company discontinued its Benefits Administration Outsourcing Business, including its investment in its affiliate, Wellspring Resources, LLC ("Wellspring"), and recorded an after-tax loss of $69.9 million related thereto. In October 1998, the Company consummated agreements with certain clients, Wellspring, and its former venture partner to transfer operating responsibility for these clients to Wellspring, clarifying the remaining future obligations and costs related to the discontinuation. The Company reduced the amount of its provision for losses from disposal of the Outsourcing Business in the second quarter of fiscal year 1999 by $8.7 million, net of tax, and believes it has adequate provisions for any remaining costs.

6. The Company has adopted SFAS No. 130 "Reporting Comprehensive Income." Comprehensive Income includes net income and changes in the cumulative translation gain or loss. For the three months ended March 31, 2000, Comprehensive Income totaled $3.8 million, compared with $0.9 million for the three months ended March 31, 1999. For the nine months ended March 31, 2000 and 1999, Comprehensive Income totaled $12.3 million and $19.0 million, respectively. The decrease is mainly due to the $8.7 million adjustment to reduce the loss from disposal of the Company's Outsourcing Business in the second quarter of fiscal year 1999.

7. In fiscal year 1999, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company is primarily organized geographically and has seven reportable segments:

            (1)  U.S. East
            (2)  U.S. Central
            (3)  U.S. West
            (4)  Asia/Pacific
            (5)  Canada
            (6)  Latin America
            (7)  Data Services

The Company evaluates the performance of its segments and allocates resources to them based on net operating income. Prior and current year data has been restated to be consistent with current classifications for comparative purposes.

The table below presents specified information about reported segments as of and for the three months ended March 31, 2000 (in thousands):

                    U.S.      U.S.     U.S.      Asia/               Latin    Data
                    East    Central    West     Pacific   Canada    America Services   Total
                    ----    -------    ----     -------   ------    ------- --------   -----
Fees (net of
  reimbursable
  expenses)       $ 54,108  $ 43,933  $ 19,576  $ 15,279  $ 12,244  $ 1,977 $ 2,867  $ 149,984
Net operating
  income            15,388     8,025     1,842     2,774     1,721      183     995     30,928
Receivables         55,687    46,655    18,734    14,110    11,953    2,310       -    149,449

The table below presents specified information about reported segments as of and for the three months ended March 31, 1999 (in thousands):

                    U.S.      U.S.     U.S.      Asia/               Latin    Data
                    East    Central    West     Pacific   Canada    America Services   Total
                    ----    -------    ----     -------   ------    ------- --------   -----
Fees (net of
  reimbursable
  expenses)       $ 48,350  $ 39,220  $ 14,449  $ 11,432  $10,721  $ 2,026  $ 2,649  $ 128,847
Net operating
  income/(loss)     11,817     6,272    (5,076)      956      613      317      300     15,199
Receivables         54,530    40,865    21,187    12,013   12,113    1,846        -    142,554


The table below presents specified information about reported segments as of and for the nine months ended March 31, 2000 (in thousands):

                    U.S.      U.S.     U.S.      Asia/               Latin    Data
                    East    Central    West     Pacific   Canada    America Services   Total
                    ----    -------    ----     -------   ------    ------- --------   -----
Fees (net of
  reimbursable
  expenses)       $158,766  $127,116  $ 58,768  $ 42,091  $32,019  $ 5,268  $ 9,769  $ 433,797
Net operating
  income/(loss)     43,383    22,230     5,871     5,761      933     (335)   3,937     81,780
Receivables         55,687    46,655    18,734    14,110   11,953    2,310        -    149,449


The table below presents specified information about reported segments as of and for the nine months ended March 31, 1999 (in thousands):

                    U.S.      U.S.     U.S.      Asia/               Latin    Data
                    East    Central    West     Pacific   Canada    America Services   Total
                    ----    -------    ----     -------   ------    ------- --------   -----
Fees (net of
  reimbursable
  expenses)       $141,915  $113,333  $ 54,746  $ 35,067  $30,392  $ 4,724  $10,709  $ 390,886
Net operating
  income/(loss)     37,214    18,639      (210)    3,518    1,103     (393)   3,507     63,378
Receivables         54,530    40,865    21,187    12,013   12,113    1,846        -    142,554


Information about interest income and tax expense is not presented as a segment expense because it is not considered a responsibility of the segments' operating management.

A reconciliation of the information reported by segment to the consolidated amounts follows for the three month and nine month periods ended March 31:

                                                      Three Months Ended March 31,          Nine Months Ended March 31,
                                                    -------------------------------        -----------------------------
                                                       2000                 1999              2000               1999
                                                    ----------           ----------        ----------         ----------
Fees:
-----
Total segment fees                                  $  149,984           $  128,847        $  433,797         $  390,886
Reimbursable expenses not included in total
  segment fees                                           6,996                7,802            22,377             22,086
Other, net                                                 522               (1,076)               62             (3,056)
                                                    ----------           ----------        ----------         ----------
Consolidated fees                                   $  157,502           $  135,573        $  456,236         $  409,916
                                                    ==========           ==========        ==========         ==========

Net Operating Income:
---------------------
Total segment net operating income                  $   30,928           $   15,199        $   81,780         $   63,378
Income from affiliates                                     481                  583             2,624              1,608
Differences in allocation methods for
  depreciation, G&A and pension costs                     (200)               3,312             2,312              1,916
Gain on sale of business units                               -                    -                 -              3,822
Discretionary bonuses and stock incentive
  bonus plan                                           (21,450)             (16,572)          (63,200)           (48,120)
Other, net                                              (3,386)                 (67)             (924)            (1,710)
                                                    ----------           ----------        ----------         ----------
Consolidated pretax income from
  continuing operations                             $    6,373           $    2,455        $   22,592         $   20,894
                                                    ==========           ==========        ==========         ==========

Receivables:
------------
Total segment receivables -
billed and unbilled                                 $  149,449           $  142,554        $  149,449         $  142,554
Net valuation differences and
receivables of discontinued operations                    (394)              (1,995)             (394)            (1,995)
                                                    ----------           ----------        ----------         ----------
Total billed and unbilled receivables                  149,055              140,559           149,055            140,559
Assets not reported by segment                         150,360              138,133           150,360            138,133
                                                    ----------           ----------        ----------         ----------
Consolidated assets                                 $  299,415           $  278,692        $  299,415         $  278,692
                                                    ==========           ==========        ==========         ==========

8. In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) which summarizes certain of the staff's views on revenue recognition. The Company's revenue recognition policies have been and continue to be in accordance with SAB 101.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CORPORATE INFORMATION

Watson Wyatt & Company, including its subsidiaries, is a global provider of human capital consulting services. The Company operates on a geographical basis from 59 offices in 18 countries throughout North America, Asia-Pacific and Latin America. The Company provides services in three principal practice areas: employee benefits, human resources technologies and human capital consulting.

Watson Wyatt & Company was incorporated in Delaware on February 17, 1958. Including predecessors, the Company has been in business since 1946. The Company conducted business as The Wyatt Company until changing its corporate name to Watson Wyatt & Company in connection with the establishment of the Watson Wyatt Worldwide alliance. In 1995, the Company entered into an alliance agreement with R. Watson & Sons (now Watson Wyatt Partners), a United Kingdom-based actuarial, benefits and human resources consulting partnership that was founded in 1878. Since 1995, the Company has marketed its services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

Although the Company operates globally as an alliance, its revenues and operating expenses reflect solely the results of operations of Watson Wyatt & Company. The Company's share of the results of operations of its affiliates, recorded using the equity method of accounting, is reflected in the "Income from affiliates" line. Watson Wyatt & Company's principal affiliates are Watson Wyatt Partners, in which the Company holds a 10% interest in a defined distribution pool, and Watson Wyatt Holdings (Europe) Limited, a holding company through which the Company conducts its continental European operations. The Company owns 25% of Watson Wyatt Holdings (Europe) Limited and Watson Wyatt Partners owns the remaining 75%.

Watson Wyatt's principal executive offices are located at 6707 Democracy Boulevard, Suite 800, Bethesda, Maryland, 20817. The Company's telephone number is (301) 581-4600. The Company's web site is at http://www.watsonwyatt.com.


FINANCIAL STATEMENT OVERVIEW

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect Consolidated Balance Sheets as of the end of the third quarter of fiscal year 2000 (March 31, 2000) and as of the end of fiscal year 1999 (June 30, 1999), Consolidated Statements of Operations for the three and nine month periods ended March 31, 2000 and 1999, Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2000 and 1999 and Consolidated Statements of Changes in Permanent Shareholders' Equity for the nine month period ended March 31, 2000.

The Company derives substantially all of its revenue from fees for consulting services, which generally are billed at standard hourly rates or on a fixed-fee basis; management believes the approximate percentages are 60% and 40%, respectively. Clients are typically invoiced on a monthly basis with revenue recognized as services are performed. For the most recent three fiscal years, fees from U.S. consulting operations have comprised approximately 80% of consolidated revenues. No single client accounted for more than 3% of the Company's consolidated revenues for any of the most recent three fiscal years.

The Company's most significant expense is compensation to employees, which typically comprises over 60% of total costs of providing services. In addition to payroll and related benefits and taxes, compensation to employees also includes incentive bonus expense, which is linked to the Company's operating performance. Other significant costs of providing services include office rent and related costs, communications and professional and subcontracted services.

RESULTS OF OPERATIONS--NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999.

REVENUES. Fees for the nine months ended March 31, 2000 were $456.2 million, compared to $409.9 million for the nine months ended March 31, 1999, an increase of $46.3 million, or 11%. This revenue growth is primarily due to a $16.0 million, or 11%, rise in fees generated by the Company's U.S. East region, a $13.7 million, or 12% rise in fees generated by the Company's U.S.
Central region, a $3.1 million, or 5% increase in the Company's U.S. West region, and a $0.8 million, or 2% increase in other North American regions. The fee increase in the North American regions can be attributed to increased chargeable hours, accounting for approximately $7.5 million, and to the realization of net billing rate increases, accounting for approximately $26.1 million. In addition to these amounts, the Company's Asia-Pacific region generated $7.5 million, or 21% higher fees than in the previous nine month period, and the Company's Latin American region generated $0.5 million, or 11% higher fees than in the previous nine month period. Within North America the following individual lines of business, not all inclusive, showed the following trends: Benefits Group, a $19.9 million, or 9% increase; HR Technologies Group, a $6.5 million, or 11% increase; and Human Capital Group, a $5.5 million, or 16% increase.

Fees for the three months ended March 31, 2000 were $157.5 million, compared to $135.6 million for the three months ended March 31, 1999, an increase of $21.9 million, or 16%. This revenue growth is primarily due to a $4.8 million, or 31% increase in fees generated by the Company's U.S. West region, a $4.8 million, or 9% increase in fees generated by the Company's U.S. East region, a $4.7 million, or 11% increase in fees generated by the Company's U.S. Central region, and a $1.8 million, or 13% increase in other North American regions. The fee increase in the North American regions can be attributed to increased chargeable hours, accounting for approximately $0.6 million, and to the realization of net billing rate increases, accounting for approximately $15.5 million. In addition to these amounts, the Company's Asia-Pacific region generated $3.7 million, or 31% higher fees than in the previous three month period. Within North America the following individual lines of business, not all inclusive, showed the following trends: Benefits Group, a $4.9 million, or 6% increase; HR Technologies Group, a $4.8 million, or 31% increase; and Human Capital Group, a $3.3 million, or 31% increase.

SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses for the nine months ended March 31, 2000 were $246.6 million, compared to $219.8 million for the nine months ended March 31, 1999, an increase of $26.8 million, or 12%. The increase is mainly due to an $18.8 million increase in compensation expenses, which is partly the result of annual salary increases of 6% and a 4% increase in headcount. The remainder of the difference can be attributed to a $6.0 million higher fiscal year end bonus accrual, a $1.8 million increase in medical claims, and a $1.0 million higher pension expense. Salaries and employee benefit expenses for the third quarter of fiscal year 2000 were $85.9 million, compared to $71.0 million for the third quarter of fiscal year 1999, an increase of $14.9 million, or 21%. The increase is mainly due to a $7.5 million increase in compensation expenses, which is partly the result of annual salary increases of 6% and a 4% increase in headcount. The remainder of the difference can be attributed to the $4.1 million third quarter fiscal year 1999 adjustment to pension expense due to higher investment gains, and a $3.4 million increase in the fiscal year end bonus accrual.

STOCK  INCENTIVE  BONUS PLAN.  The  accrued  bonus  under the  Company's  stock incentive bonus plan for the nine months ended March 31, 2000 was $23.2 million, compared to $14.5 million for the nine months ended March 31, 1999, an increase of $8.7 million, or 60%. The stock incentive bonus plan expense for the three months ended March 31, 2000 was $8.2 million, compared to $6.9 million for the three months ended March 31, 1999, an increase of $1.3 million, or 19%. These increases are due to higher operating results for the three and nine months ended March 31, 2000 compared to the operating results for the three and nine months ended March 31, 1999. Under the equity based compensation structure the Company plans to implement as a publicly traded enterprise, the results of operations for the three and nine month periods ended March 31, 2000 and 1999 would not have included the accrual for bonuses under the stock incentive bonus plan.

OCCUPANCY AND COMMUNICATIONS. Occupancy and communication expenses for the nine months ended March 31, 2000 were $47.4 million, compared to $46.4 million for the nine months ended March 31, 1999, an increase of $1.0 million, or 2%. The increase is primarily due to a $0.5 million increase in telephone expense and a $0.4 million increase in business taxes. Occupancy and communication expenses for the three months ended March 31, 2000 were $17.0 million, compared to $16.4 million for the three months ended March 31, 1999, an increase of $0.6 million, or 4%. The increase is primarily due to a $0.3 million increase in business taxes and a $0.3 million increase in equipment rentals.

PROFESSIONAL AND SUBCONTRACTED SERVICES. Professional and subcontracted services for the nine months ended March 31, 2000 were $34.0 million, compared to $33.6 million for the nine months ended March 31, 1999, an increase of $0.4 million, or 1%. The difference is mainly due to a $1.2 million actuarial and strategic consulting expense from a sub-contractor, $0.9 million in non-compete payments, and a $1.0 million increase in international professional services, offset by lower reimbursable expenses generated on behalf of clients of $1.7 million and a $1.0 million insurance claim. Professional and subcontracted services for the three months ended March 31, 2000 were $9.1 million, compared to $11.6 million for the three months ended March 31, 1999, a decrease of $2.5 million, or 22%. The decrease is attributable to a $1.0 million insurance claim, lower reimbursable expenses generated on behalf of clients of $0.8 million and lower general expenses of $0.6 million in the Company's North American offices.

OTHER. Other costs of providing services for the nine months ended March 31, 2000 were $25.9 million, compared to $20.9 million for the nine months ended March 31, 1999, an increase of $5.0 million, or 24%. The increase is primarily due to a $3.7 million gain from the sale of the Company's defined contribution daily record-keeping software recognized in the nine months ended March 31,
1999, offset by a $0.7 million charge related to the exit from this business, incurred during the third quarter of fiscal year 1999. Without the effect of the Company's exit from its defined contribution record-keeping business, other costs of providing services would have increased $2.0 million, or 8%. The difference without giving effect to this item can be attributed to a $0.9 million increase in travel, a $0.6 million increase in professional development, and a $0.5 million increase in dues and entertainment expenses. Other costs of providing services for the three months ended March 31, 2000 were $9.6 million, compared to $9.3 million for the three months ended March 31, 1999, an increase of $0.3 million, or 3%. The increase is primarily due to a $0.4 million increase in travel, a $0.3 million increase in professional development, and a $0.3 million increase in dues and entertainment expenses, partially offset by the charge related to the exit from the Company's defined contribution daily record-keeping business mentioned above.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended March 31, 2000 were $44.1 million, compared to $42.0 million for the nine months ended March 31, 1999, an increase of $2.1 million, or 5%. G&A expenses for the three months ended March 31, 2000 were $16.2 million, compared to $14.2 million for the three months ended March 31, 1999, an increase of $2.0 million, or 14%. The majority of the increase in both periods can be attributed
to  an  increase  of  $1.5  million  in  legal   expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the nine months ended March 31, 2000 was $15.0 million, compared to $11.8 million for the nine months ended March 31, 1999, an increase of $3.2 million, or 27%. Depreciation and amortization expense for the three months ended March 31, 2000 was $5.5 million, compared to $4.0 million for the three months ended March 31, 1999, an increase of $1.5 million, or 37%. The increase in both periods is due to increased purchases of capital assets towards the end of the year for which the Company records a full year's depreciation.

INTEREST INCOME. Interest income for the nine months ended March 31, 2000 was $1.5 million, compared to $0.7 million for the nine months ended March 31, 1999, an increase of $0.8 million, or 114%. The increase can be attributed to the receipt of interest of $0.5 million related to a federal tax refund and to additional interest income of $0.3 million earned during the year on a higher average investment balance for the first quarter of fiscal year 2000. Interest income for the three months ended March 31, 2000 was $0.2 million, compared to $0.1 million for the three months ended March 31, 1999, an increase of $0.1 million.

INTEREST EXPENSE. Interest expense for the nine months ended March 31, 2000 was $1.5 million, compared to $2.2 million for the nine months ended March 31, 1999, a decrease of $0.7 million, or 32%. Interest expense for the three months ended March 31, 2000 was $0.4 million, compared to $0.5 million for the three months ended March 31, 1999, a decrease of $0.1 million, or 20%. On average, the Company borrowed less money against its revolving line of credit in the first nine months of fiscal year 2000 than in the first nine months of fiscal year 1999.

INCOME FROM AFFILIATES. Income from affiliates for the nine months ended March 31, 2000 was $2.6 million, compared to $1.6 million for the nine months ended March 31, 1999, an increase of $1.0 million, or 63%. The increase reflects improvement in business operations by the Company's affiliates in both Continental Europe and the United Kingdom. Income from affiliates for the three months ended March 31, 2000 was $0.5 million, compared to $0.6 million for the three months ended March 31, 1999, a decrease of $0.1 million.

PROVISION FOR INCOME TAXES. Income taxes for the nine months ended March 31, 2000 were $10.6 million, compared to $10.4 million for the nine months ended March 31, 1999. The Company's effective tax rate was 47% for the nine months ended March 31, 2000, compared to 50% for the nine months ended March 31, 1999. The change is due to the use of federal and state tax credits. The Company's tax rate is affected by differing foreign tax rates in various jurisdictions. The Company does not record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses unless it is more likely than not that a benefit will be realized.

DISCONTINUED OPERATIONS. During the nine months ended March 31, 1998, the Company further resolved its future obligations related to the discontinuation of the Company's Benefits Administration Outsourcing Business and reduced the expected loss on disposal by $8.7 million, net of tax. Management believes the Company has adequate provisions for any remaining costs related to the discontinuation.

NET INCOME. Net income for the nine months ended March 31, 2000 was $12.1 million, compared to $19.1 million for the nine months ended March 31, 1999, a decrease of $7.0 million, or 37%. The decrease is principally due to the $8.7 million after-tax adjustment to reduce the loss on disposal of the discontinued Benefits Administration Outsourcing Business recorded in fiscal year 1999. Net income for the three months ended March 31, 2000 was $3.6 million, compared to $1.0 million for the three months ended March 31, 1999, an increase of $2.6 million, or 260%. The increase is due to higher income from continuing operations of $3.9 million, net of income taxes. Income from continuing operations for the three and nine months ended March 31, 2000 and 1999 also reflect the stock incentive bonus plan accruals discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at March 31, 2000 totaled $13.3 million, compared to $36.0 million at June 30, 1999. The decrease in cash from June 30, 1999 to March 31, 2000 is mainly attributable to the year to date corporate tax payments in North America of $17.4 million, purchases of $10.2 million in capital assets during the first nine months of fiscal year 2000, net of borrowings against the Company's line of credit of $6.0 million at March 31, 2000. The Company had no borrowings under its line of credit as of June 30, 1999.

CASH FROM (USED FOR) OPERATING ACTIVITIES. Cash used for operating activities for the nine months ended March 31, 2000 was $11.7 million, compared to cash from operating activities of $18.6 million for the nine months ended March 31, 1999. The increase in cash outflows is due to $12.6 million in higher current year bonus payouts, net of higher bonus accruals, higher corporate tax payments compared to accruals of $13.0 million, an $11.4 million year over year decrease in accounts payable, and increased benefits payments to retirees of $6.1 million, offset by a lower increase in receivables of $9.5 million and lower payouts in connection with discontinued operations of $3.0 million. Further, the allowance for doubtful accounts increased $1.4 million from June 30, 1999 to March 31, 2000. This increase is typical of the Company's historical patterns, where the receivables and allowance are substantially reduced at year end from an increased emphasis on collections. Both the receivable balances and the related allowance usually decrease in the last three months of the year. The number of months of accounts receivable outstanding was 1.6 at March 31, 2000 and 1.4 at March 31, 1999.

CASH USED IN INVESTING ACTIVITIES. Cash used in investing activities for the nine months ended March 31, 2000 was $12.2 million, compared to $12.8 million for the nine months ended March 31, 1999. The decrease in cash usage was due to $3.3 million in lower contingent consideration payments associated with 1999 acquisitions, partially offset by $2.3 million in lower distributions from affiliates to the Company and $0.5 million in higher current year purchases of fixed assets.

CASH FROM (USED BY) FINANCING ACTIVITIES. Cash flows from financing activities were $1.1 million for the nine months ended March 31, 2000, compared to cash used by financing activities of $6.5 million for the nine months ended March 31, 1999. This change reflects the timing of borrowings and repayments of $14.2 million against the Company's revolving line of credit, a $4.0 million increase in book overdrafts, and a $14.9 million decrease in issuances of Redeemable Common Stock, all of which reflect the fact that the Company completed a formal stock sale in the nine months ended March 31, 1999 but did not have a formal stock sale in the nine month period ended March 31, 2000. This change also reflects a $4.1 million decrease in repurchases of Redeemable Common Stock by the Company for the nine months ended March 31, 2000.

The Company has a $120.0 million revolving credit facility that matures on June 30, 2003. Of the $95.0 million of the credit line that is allocated for operating needs, $86.8 million was available as of March 31, 2000, compared to $92.8 million on June 30, 1999. Further, the Company had borrowings outstanding of $6.0 million as of March 31, 2000. The remaining $2.2 million is unavailable as a result of support required for letters of credit issued under the credit line.

The Company relies primarily on funds from operations and short-term borrowings for liquidity. Management believes that the Company has access to ample financial resources to finance anticipated growth, meet commitments to affiliates, as well as support ongoing operations. Anticipated commitments of funds are estimated at $11.5 million for the remainder of fiscal year 2000, mainly for computer hardware purchases and for office relocations and renovations. Management expects operating cash flows to provide for these cash needs. In future fiscal years, management would expect that the Company's capital needs would be similar in nature to what the Company has incurred in the past. Capital expenditures will be required in conjunction with office lease renewals and relocations required to support management's growth strategy. Additionally, the Company's consultants will need to have access to hardware and software that will support servicing the Company's client base. In a rapidly changing technological environment, management anticipates the Company will need to make investments in its knowledge sharing and financial systems infrastructure. Management would expect cash from operations in conjunction with the anticipated net proceeds from the proposed public offering and the Company's existing credit facility to adquately provide for these cash needs.

The Company's foreign operations do not materially impact liquidity or capital resources. At March 31, 2000, $12.4 million of the total cash balance of $13.3 million was held outside of North America, which the Company has the ability to readily access, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation. The foreign operations in total are substantially self-sufficient for their working capital needs.

The Company continues to guarantee certain leases for office premises and equipment for Wellspring. Minimum remaining payments guaranteed under these leases at March 31, 2000 total $51.9 million, which expire at various dates through 2007. These leases are also jointly and severally guaranteed by the Company's former partner in Wellspring, State Street. The estimated loss from the potential exercise of these guarantees has been included in the fiscal year 1998 loss on disposal of the Benefits Administration Outsourcing Business.


MARKET RISK

The Company is exposed to market risks in the ordinary course of business. These risks include interest rate risk and foreign currency exchange risk. Management has examined the Company's exposure to these risks and concluded that none of our exposures in these areas are material to fair values, cash flows or earnings.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion of Year 2000, Note 5 on page 7, the last sentence of "Provision for Income Taxes" and the last sentence of "Discontinued Operations", both on page 13, the sixth paragraph of "Liquidity and Capital Resources" on page 15, and the last sentence of the first paragraph of "Item 1
- Legal Proceedings" on page 17 contain forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," "continue" or similar words. Statements that contain these words should be read carefully because they discuss the Company's future expectations, contain projections of the Company's future results of operations or financial condition or state other "forward-looking" information.


YEAR 2000 ISSUE

The Company has substantially completed a program to address the Year 2000 issue as it affects its business and management believes that the Year 2000 issue is not likely to have a material adverse effect on the Company's business, results of operations, or financial condition. Nevertheless, since the effects of the Year 2000 issue are not predictable, management does not expect that the Year 2000 compliance program will eliminate all risk to the Company associated with the Year 2000 issue.

Management believes that the most significant risk facing the Company in connection with the Year 2000 issue relates to software provided by the Company for use by, or on behalf of, its clients. This software has been provided principally by the HR Technologies Group, including benefit administration software and call center services and the retirement practice, principally spreadsheet-based benefit calculators. The risks presented include the possibility of errors or contractual liability caused by non-compliant software that is not identified or corrected and the costs of replacing or repairing client systems. Testing and remediation have been completed on approximately 80% of such systems. Virtually all of the systems not yet repaired are used to support open enrollment in benefits plans and any required Year 2000 remediation will be performed as a part of modifications to such systems before they are next used.

The cost to address Year 2000 compliance issues exceeded $4.0 million for fiscal year 1999. The principal expenditures were for repair and testing of internal and client software, costs associated with managing and administering the Company's Year 2000 compliance program and costs of outside consultants. Management expects that the costs for the Company's Year 2000 compliance program will be lower in fiscal year 2000. Funds for costs associated with the Company's Year 2000 compliance efforts will come from operating cash flows for all areas of its operations and will be expensed as incurred.

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

CITY OF MILWAUKEE, WISCONSIN. The City of Milwaukee Employees Retirement Board notified the Company of a potential claim involving an erroneously calculated cost of living adjustment that was based on a formula provided by the staff of the Employees Retirement Board. In response to the notice of claim, the Company filed a declaratory judgment action against the City of Milwaukee and the Employees Retirement Board in the U.S. District Court in Chicago. By mutual consent, the parties agreed to dismiss the claim with leave to reinstate, pending settlement discussions among other parties.

CONNECTICUT CARPENTERS PENSION FUND. The Connecticut Carpenters Pension Fund has filed an action against the Company claiming errors in valuations from 1991 through 1998 that allegedly resulted in understated liabilities. The plaintiffs are seeking damages of approximately $65 million, including punitive damages. The case is in discovery.

CLAIM AGAINST WATSON WYATT PARTNERS. A law firm representing a client based in Europe has notified Watson Wyatt Partners, the Company's European alliance partner, of a claim involving alleged errors in the design of a global employee stock option plan which may include work performed by present or former subsidiaries of Watson Wyatt & Company. The parties are informally exchanging information pursuant to English legal procedures.

The Company carries substantial professional liability insurance with a self-insured retention of $1 million per occurrence which provides coverage for professional liability claims. The Company also carries employment practices liability insurance.

ITEM 2.  CHANGES IN SECURITIES

On March 28, 2000, 7,500 shares of the Company's Redeemable Common Stock were issued to an outside director in a transaction not involving a public offering in reliance on Section 4(2) of the Securities Act of 1933. The shares were issued to the outside director in connection with his return to the Company's board of directors in November 1999. The aggregate offering price was $50,100.00.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On January 27, 2000 the Company filed a Current Report on Form 8-K announcing the filing of Registration Statements on Form S-3 and Form S-4 to effect a corporate reorganization in order to create a holding company structure, and a subsequent public offering by the holding company.

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

b.       Reports on Form 8-K

         Report on Form 8-K, filed January 27, 2000.



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

Watson Wyatt & Company
(Registrant)




/S/ John J. Haley                                                 May 9, 2000
-----------------                                                 -----------
Name:             John J. Haley                                   Date
Title:            President and Chief
                  Executive Officer

/S/ Carl D. Mautz                                                 May 9, 2000
-----------------                                                 -----------
Name:             Carl D. Mautz                                   Date
Title:            Vice President and Chief
                  Financial Officer

/S/ Peter L. Childs                                               May 9, 2000
-------------------                                               -----------
Name:             Peter L. Childs                                 Date
Title:            Controller