Form 10-K/A
period 1999-06-30
WATSON WYATT & CO
filed 2000-05-15
CIK 892968

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
(Mark One)
  x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
    For The Fiscal Year Ended June 30, 1999
                                                        OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from          to

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

PART I
------

ITEM 1.  BUSINESS.

GENERAL

Watson Wyatt & Company, including its subsidiaries, (collectively, "Watson Wyatt" or the "Company") is a global provider of human capital consulting services. The Company operates on a geographical basis from 59 offices in 18 countries throughout North America, Asia-Pacific and Latin America. The Company provides services in three principal practice areas: employee benefits, human resources technologies and human capital consulting. The Company was incorporated in Delaware on February 17, 1958. Including predecessors, the Company has been in business since 1946. The Company conducted business as The Wyatt Company until changing its corporate name to Watson Wyatt & Company in connection with the establishment of the Watson Wyatt Worldwide alliance. In 1995, the Company entered into an alliance agreement with R. Watson & Sons (now Watson Wyatt Partners), a United Kingdom-based actuarial, benefits and human resources consulting partnership that was founded in 1878. Since 1995, the Company has marketed its services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

Watson Wyatt is owned almost entirely by its active employees. The Company's principal executive offices are located at 6707 Democracy Boulevard, Suite 800, Bethesda, MD 20817.

GLOBAL OPERATIONS

Watson Wyatt Worldwide employs approximately 5,300 associates in offices in the United States, Canada, Asia and the South Pacific, Europe, Africa, Latin America and the U.S. Caribbean.

Watson Wyatt & Company is primarily organized based on the following geographic regions: U.S. East, U.S. Central, U.S. West, Asia/Pacific, Canada, and Latin America. The Company employs approximately 3,850 associates as follows:

         U.S. East                     950
         U.S. Central                  975
         U.S. West                     450
         Asia/Pacific                  625
         Canada                        425
         Latin America                  80
         Data Services                  60
         Corporate/Other               285
                                     -----
                                     3,850
                                     =====

None  of  the  Company's  associates  are  subject  to  collective   bargaining
agreements. The Company believes relations with associates are good.

On a worldwide basis, the Company is primarily managed through the geographic regions listed above. Like many professional services firms, the Company also uses a practice-based matrix form of organization within some regions. The Company is developing and implementing systems and management reporting to improve practice-specific information on a Company-wide basis.

The percentage of fees generated in the various geographic regions is as follows:

                       1999          1998          1997
                       ----          ----          ----
     U.S. East          36%           32%           32%
     U.S. Central       29            29            30
     U.S. West          14            17            16
     Asia/Pacific        9             9            10
     Canada              8             8             8
     Latin America       1             2             1
     Data Services       3             3             3
                       ----          ----          ----
     Total             100%          100%          100%
                       ====          ====          ====

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

HUMAN CAPITAL CONSULTING: The Human Capital Consulting practice provides comprehensive consulting in compensation plan design, executive compensation, salary management, benefits communication, and organizational effectiveness consulting.

DATA SERVICES: Watson Wyatt also produces custom and standard compensation, benefits and best practices surveys and reference works to clients throughout the world. Over 5,000 companies participate in its surveys and its services include over seventy remuneration, benefits and employment practices references utilized by global and local companies in fifty countries.

Within  the  past  two  years,  Watson  Wyatt  has  divested  several  non-core businesses - including benefits administration outsourcing, defined contribution recordkeeping, and risk management consulting services - in order to focus on these core consulting areas.

While the company groups services into functional categories, management believes its primary strength is the ability to deliver its services without boundaries to meet the requirements of its clients.

COMPETITION

The human resource consulting business is highly competitive. The Company believes that there are several barriers to entry, such as the need to assemble specialized intellectual capital to provide expertise on a global scale, and that it has developed significant competitive advantages in providing human resources consulting services. However, the Company faces intense competition from several different sources.

Current and anticipated competitors include:

- major human resources consulting firms, such as William M. Mercer and Towers Perrin and the administration/consulting firm Hewitt Associates;
- smaller benefits and compensation consulting firms, such as Buck Consultants, The Segal Company and Hay Group;
-    the  human  resources  consulting   practices  of  public  accounting  and
     consulting  firms,  such  as  PricewaterhouseCoopers  and  Booz,  Allen  &
     Hamilton;
- information technology consulting firms, such as Andersen Consulting and Internet/intranet development firms; and
- boutique consulting firms comprised primarily of professionals formerly associated with the firms mentioned above.

Watson Wyatt is ranked fourth or fifth among the top HR consulting companies, based on revenues, according to surveys of HR consulting companies from the 1998 Kennedy Information Research Group report, June 1999 Consultants News and December 1999 Business Insurance rankings.

The market for the Company's services is subject to change as a result of regulatory, legislative, competitive and technological developments and to increased competition from established and new competitors. The Company believes that the primary determinants of selecting a human resources consulting firm include reputation, ability to provide measurable increases to shareholder value, global scale, service quality, and the ability to tailor services to a client's unique needs. The Company believes that it competes favorably with respect to these factors.

AFFILIATES

Watson Wyatt Worldwide Alliance: Recognizing that a global organization is essential to service the needs of its clients, the Company established operations throughout Europe in the late 1970's by acquiring local firms and opening new offices. Responding to the rapidly increasing globalization of the world economy, the Company made a strategic decision in 1995 to strengthen its European capabilities significantly and extend its global reach by entering into an alliance agreement with R. Watson & Sons (now Watson Wyatt Partners), a United Kingdom-based actuarial, benefits and human resources consulting partnership that was founded in 1878. Since 1995, the Company has marketed its services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

The Watson Wyatt Worldwide global alliance maintains 85 offices in 31 countries and employs over 5,300 employees. Watson Wyatt & Company operates 59 offices in 18 countries in North America, Latin America and Asia-Pacific. Watson Wyatt Partners operates 12 offices in the United Kingdom, Ireland, Africa and the Caribbean. The alliance operates 14 offices in 9 continental European countries principally through a jointly owned holding company, Watson Wyatt Holdings (Europe) Limited, which is 25% owned by the Company and 75% owned by Watson Wyatt Partners.

WELLSPRING: In 1996, the Company and State Street Bank and Trust Company ("State Street") formed a limited liability company, Wellspring Resources LLC ("Wellspring"), to provide outsourced benefits administration services. During the third quarter of fiscal year 1998, the Company discontinued its benefits administration outsourcing business, including its investment in Wellspring, pursuant to a Restructuring Agreement by which Wellspring redeemed the Company's 50% interest in Wellspring effective April 1, 1998. Pursuant to a discontinuation plan approved by the Company's Board of Directors on February 18, 1998, in fiscal year 1998, the Company recorded a charge of $69.9 million net of taxes, for the discontinuation of its benefits administration outsourcing business. In fiscal year 1999, the Company further clarified its future obligations under the restructuring and reduced its discontinuation liability by $8.7 million net of taxes. (See Note 16 of Notes to the Consolidated Financial Statements, included in Item 14 of this report.)


ITEM 2.  PROPERTIES.

Watson Wyatt & Company operates in 59 offices in principal markets throughout the world. Operations are carried out in leased offices under operating leases that normally do not exceed ten years in length. The Company does not anticipate difficulty in meeting its space needs at lease expiration or if additional space is required earlier. The Company also evaluates office relocation on an ongoing basis to meet changing needs in its markets while minimizing its occupancy expense.

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


PART II
-------

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

The following table sets forth selected consolidated financial data of the Company as of and for each of the years in the five year period ended June 30, 1999. The selected consolidated financial data as of June 30, 1999 and 1998 and for each of the years in the three year period ended June 30, 1999 are derived from the audited consolidated financial statements of Watson Wyatt included in this Form 10-K/A. The selected consolidated financial data as of June 30, 1997, 1996, 1995, and for each of the years ended June 30, 1996 and 1995 have been derived from audited consolidated financial statements of Watson Wyatt not included in this Form 10-K/A and have been restated to reflect the Company's discontinued operations.

The consolidated financial data should be read in conjunction with Watson Wyatt's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K/A. Amounts are in thousands except per share data.



                                                                                     Year Ended June 30,
                                                              --------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:                                    1999          1998         1997          1996        1995
(amounts are in thousands, except per share data)                 ----          ----         ----          ----        ----
Fees                                                          $ 556,860      $ 512,660    $ 486,502     $ 475,298    $ 465,788
Operating expenses:
  Salaries and benefits                                          298,925       268,611      252,302       250,103      250,507
  Stock incentive bonus plan                                      22,600
  Non-recurring compensation charge
    related to formula book value change                               -        69,906            -             -            -
  Occupancy & communications                                      62,915        62,061       72,155        60,566       71,173
  Professional and subcontracted services                         47,863        49,907       48,827        42,450       43,613
  Other                                                           29,753        26,779       23,871        23,637       25,135
                                                              ----------     ---------    ---------     ---------    ---------
                                                                 462,056       477,264      397,155       376,756      390,428
General & administrative expenses                                 56,578        51,759       45,696        38,656       41,313
Depreciation & amortization                                       15,248        24,994       22,094        25,541       21,103
                                                              ----------     ---------    ---------     ---------    ---------
                                                                 533,882       554,017      464,945       440,953      452,844
                                                              ----------     ---------    ---------     ---------    ---------
Income (loss) from operations                                     22,978       (41,357)      21,557        34,345       12,944
Other:
  Net interest income                                                944           901        1,462         1,441        1,343
  Net interest (expense)                                          (2,646)       (2,768)      (1,506)         (930)      (1,507)
  Income (loss) from affiliates                                    2,524           258          105          (820)        (576)
                                                              ----------     ---------    ---------     ---------    ---------
Income (loss) before income taxes and
    minority interest                                             23,800       (42,966)      21,618        34,036       12,204
Income taxes                                                      11,448        13,134        9,070        14,071        6,369
Minority interest                                                   (217)         (112)        (167)         (130)        (127)
Cumulative effect of change in accounting for
  postemployment benefits, net of tax benefit
  of $1,000                                                            -             -            -             -         (800)
                                                              ----------     ---------    ---------     ---------    ---------
Income (loss) from continuing operations                          12,135       (56,212)      12,381        19,835        4,908
Discontinued operations                                            8,678       (69,906)     (11,483)      (10,480)      (4,059)
Net income (loss)                                             $   20,813     $(126,118)    $    898     $   9,355    $     849
                                                              ==========     =========    =========     =========    =========
Earnings (loss) per share, continuing
  operations, basic and fully diluted                          $    0.80     $   (3.27)    $   0.71      $   1.07     $   0.25
Earnings (loss) per share, basic and
  fully diluted                                                $    1.37     $   (7.34)    $   0.05      $   0.51     $   0.05
Weighted average shares outstanding                               15,215        17,170       17,438        18,516       19,248

                                                                                         As of June 30,
                                                               ----------------------------------------------------------------
                                                                  1999          1998          1997          1996          1995
                                                                  ----          ----          ----          ----          ----
BALANCE SHEET DATA:
Cash and cash equivalents                                     $   35,985     $  13,405     $ 26,257      $  21,694    $ 11,860
Net working capital                                               11,692        23,748       21,307         18,788      49,826
Total assets                                                     313,960       268,310      331,778        320,819     286,622
Notes payable and book overdrafts                                    248        11,666          408            ---         ---
Redeemable common stock                                          107,631        96,296       96,091         90,214      86,275
Total stockholders' (deficit)                                    (74,351)      (84,510)     (12,205)        (5,832)     (6,562)
Shares outstanding                                                16,112        15,917       18,130         18,262      19,130


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Watson Wyatt & Company, including its subsidiaries, is a global provider of human capital consulting services. The Company operates on a geographic basis from 59 offices in 18 countries throughout North America, Asia-Pacific and Latin America. The Company provides services in three principal practice areas: employee benefits, human resources technologies and human capital consulting.

Although the Company operates globally as an alliance with its affiliates, its revenues and operating expenses reflect solely the results of operations of Watson Wyatt & Company. The Company's share of the results of its affiliates, recorded using the equity method of accounting is reflected in the "Income/loss from affiliates" line. The Company's principal affiliates are Watson Wyatt Partners, in which it holds a 10% interest in a defined distribution pool, and Watson Wyatt Holdings (Europe) Limited, a holding company through which the Company conducts continental European operations. The Company owns 25% of Watson Wyatt Holdings (Europe) Limited and Watson Wyatt Partners owns the remaining 75%.

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

Historically, the Company has paid incentive bonuses to associates under a fiscal year-end bonus program. Beginning in fiscal year 1999, in addition to annual fiscal year-end bonuses, the Company provided supplemental bonus compensation to its employee shareholders pursuant to a the stock incentive bonus plan in an amount representing all income in excess of a targeted amount.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998.

REVENUES.  Fee revenue from  continuing  operations  reached  $556.9 million in fiscal year 1999, an increase of $44.2 million from $512.7 million in fiscal year 1998. This represents 9% growth in revenue. This increase is mainly attributable to increases in various North American regions totaling $40.4 million and a further $5.9 million, or 13% increase in the Company's Asia-Pacific region. The individual regions within North American showed the following trends: U.S. East, a $34.6 million, or 21% increase; U.S. Central, a $15.0 million, or 10% increase; and, U.S. West, a $9.7 million, or 11%, decline. The fee increase in these regions can be attributed to increased chargeable hours, accounting for approximately $32.6 million, and to the realization of billing rate increases, accounting for approximately $7.8 million. Within North America the following individual lines of business, not all inclusive, showed the following trends: Benefits Group, a $35.1 million increase, including $11.5 million of additional revenues from the first fiscal quarter acquisition of selected units of KPMG's benefits consulting business; HR Technologies Group, a $16.5 million increase, despite the sale in early fiscal year 1999 of the defined contribution recordkeeping business which had generated revenues in fiscal year 1998 of $6.0 million; Human Capital Group, a $3.4 million decline in revenues amid a reorganization of the practice; and, no risk and insurance consulting revenues due to the sale of this practice in late fiscal year 1998, which had generated $9.2 million in fiscal year 1998 revenues.

COMPENSATION AND BENEFITS. For fiscal year 1999, salaries and employee benefits expenses were $298.9 million, an increase of $30.3 million, or 11%, from fiscal year 1998. This increase is due primarily to a 6% increase in headcount, and annual increases in compensation and benefits. In fiscal year 1999, the Company accrued, for the first time, a supplemental bonus under its stock incentive bonus plan of $22.6 million, which amounts were paid in January 2000.

OCCUPANCY AND COMMUNICATIONS. Occupancy and communications expense increased $0.9 million or 1% in fiscal year 1999. This low percentage increase reflects the Company's adoption of an office space standard as well as its success in negotiating advantageous leases of office space.

PROFESSIONAL  AND  SUBCONTRACTED   SERVICES.   Professional  and  subcontracted
services were $47.9 million for fiscal year 1999, a decrease of $2.0 million, or 4%, from fiscal year 1998 due to reduced corporate expenses.

OTHER. Other costs of providing services increased $3.0 million in 1999, which is mainly attributable to increased travel.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for fiscal year 1999 were $56.6 million, an increase of $4.8 million, or 9%, from fiscal year 1998. The increase was attributable to $4.8 million for providing technology support to core consulting areas and $1.6 million for Year 2000 readiness. These increases were offset by a $1.6 million decrease in marketing expenses for business strategy initiatives from fiscal year 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $9.7 million in fiscal year 1999 to $15.2 million. This decrease is due to higher amortization of internally developed software in fiscal year 1998 of $11.6 million, primarily due to a reevaluation and subsequent reduction of the useful lives of the related products. Without this item in fiscal year 1998, depreciation and amortization expense increased $1.9 million in fiscal year 1999 related to purchases of capital assets.

INCOME FROM AFFILIATES. Income from affiliates was $2.5 million in fiscal year 1999 compared to $0.3 million in fiscal year 1998. The increase reflects heightened synergies and focus within the Company's affiliated European operations as well as improved business operations in the United Kingdom.

PROVISION (BENEFIT) FOR INCOME TAXES. Income before income taxes, minority interest and discontinued operations was $23.8 million in fiscal year 1999, which, considering taxes of $11.4 million, reflects an effective tax rate of 48%. Income tax expense of $13.1 million in fiscal year 1998 relates to a loss before taxes, minority interest and discontinued operations of $43.0 million, for an effective tax rate of (30.6%). The reason for reporting a tax expense when the Company had a pretax loss and the disparity in effective tax rates is the non-recurring compensation charge of $69.9 million in fiscal year 1998, included in the loss before taxes of $43.0 million, which is permanently non-deductible for tax purposes.

DISCONTINUED OPERATIONS. In fiscal year 1999, the Company further resolved its future obligations related to the discontinuation of its benefits administration outsourcing business and reduced the expected loss on disposal by $8.7 million, net of taxes. The Company believes it has adequate provisions for any remaining costs related to the discontinuation.

NET INCOME (LOSS). The Company generated net income in fiscal year 1999 of $20.8 million compared to a net loss in fiscal year 1998 of $126.1 million. Continuing operations income before income taxes and minority interest in fiscal year 1999 of $23.8 million compares to the loss of $43.0 million in fiscal year 1998, which includes the $69.9 million non-recurring compensation charge related to the change in formula book value for stock repurchases. The fiscal year 1999 results reflect significantly improved operating performance and the accrual of bonuses under the stock incentive bonus plan, at the discretion of the Company's Board of Directors.

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

REVENUES. Fee revenue from continuing operations reached $512.7 million in fiscal year 1998, an increase of $26.2 million, or 5%, from $486.5 million in fiscal year 1997. This increase is primarily attributable to an increase in various North American regions totaling $34.0 million. The individual regions within North America showed the following trends: a $12.0 million, or 15% rise in fees generated by the U.S. West consulting region, a $12.0 million, or 8% increase in the U.S. East region, and a $5.9 million, or 4% rise in fees in the U.S. Central region. The increases are due primarily to the realization of billing rate increases. Within North America the following individual lines of business, not all inclusive, showed the following trends: Benefits Group, a $4.3 million increase; Human Capital Group, a $10.8 million increase; and HR Technologies Group, a 15.7 million increase. These North American increases were partially offset by a decline of $5.4 million, or 11%, in the Asia-Pacific region, largely reflecting regional economic issues.

COMPENSATION AND BENEFITS. For fiscal year 1998, salaries and employee benefit expenses were $268.6 million, an increase of $16.3 million, or 6% from fiscal year 1997. This is due primarily to a 2% increase in headcount and annual salary increases.

NON-RECURRING COMPENSATION CHARGE. In fiscal year 1998, the Company recorded a non-cash, non-recurring compensation charge of $69.9 million because it changed the method of calculating the formula book value of its common stock to exclude the effect of the discontinuance of its benefits administration outsourcing business. There was no such charge in fiscal year 1997.

OCCUPANCY AND COMMUNICATIONS. Occupancy and communications expenses decreased $10.1 million in fiscal year 1998. The Company relocated its corporate office to a lower-cost suburban location in 1997, recognizing sublease losses of $12.1 million. Excluding these lease losses, occupancy and communications increased $2.0 million or 3%, with the largest growth occurring in telecommunications expenses.

PROFESSIONAL  AND  SUBCONTRACTED   SERVICES.   Professional  and  subcontracted
services were $49.9 million for fiscal year 1998, an increase of $1.1 million, or 2%, from fiscal year 1997.

OTHER. Other costs of providing services increased $2.9 million in fiscal year 1998 due to increased travel and local office promotion expenses.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for fiscal year 1998 were $51.8 million, an increase of $6.1 million, or 13%, from fiscal year 1997. The increase is due to increased spending on corporate advertising and promotional expenses of $4.0 million and business strategy initiatives of $2.0 million.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.9 million in fiscal year 1998 to $25.0 million. This increase is primarily due to the Company's decision to accelerate the amortization of internally developed software in fiscal year 1998 by $6.8 million based upon a reevaluation and subsequent reduction of the useful lives of the related products. Without this acceleration, depreciation and amortization expense declined 18% due to a decrease in the base of capital assets of $16.4 million in fiscal year 1998 from fiscal year 1997.

PROVISION (BENEFIT) FOR INCOME TAXES. Loss before income taxes, minority interest and discontinued operations was $43.0 million in fiscal year 1998; the provision for taxes was $13.1 million. The resulting effective tax rate of (30.6%) compares with an effective tax rate of 42% for fiscal year 1997. The major reason for the difference in effective tax rates is the fiscal year 1998 non-recurring compensation charge of $69.9 million included in the loss before taxes of $43.0 million, which is permanently non-deductible for tax purposes. Further, the effective tax rate increased in fiscal year 1998 by seven percentage points due to changes in various tax jurisdictions with differing rates, particularly foreign jurisdictions, and lower tax credits.

DISCONTINUED OPERATIONS. In the early 1990's the Company entered the employee benefits administration outsourcing business and took on long-term contracts in this area. In 1996, recognizing the significant capital requirements needed for expansion in this area, the Company formed a joint venture called Wellspring Resources with State Street Bank and Trust Company. In 1996 and 1997, Wellspring Resources continued to require significant cash outlays and suffered development and implementation delays. The combination of Wellspring Resources' financial performance, which failed to meet the Company's expectations, as well as a strategy evaluation that concluded that benefits administration outsourcing did not leverage its consulting strengths, led the Board of Directors to approve a plan of discontinuation of the benefits administration outsourcing business in fiscal year 1998, the financial effect of which is further described below.

NET INCOME (LOSS). Although the Company incurred a net loss in fiscal year 1998 of $126.1 million compared to net income in fiscal year 1997 of $0.9 million, these results include aggregate charges totaling $139.8 million on an after-tax basis for the special compensation charge and the discontinued operations charge. Fiscal year 1997 results include $11.5 million in after-tax charges for the results of operations of the benefits administration outsourcing business, prior to its discontinuation in fiscal year 1998.

The charges totaling $139.8 million in fiscal year 1998 were both associated with the Company's discontinued operations in fiscal year 1998. The discontinuation of its benefits administration outsourcing business resulted in a $69.9 million loss net of taxes due to the withdrawal from this line of business and is reported as a discontinued operation. Included in this amount is the $6.8 million loss from operations prior to discontinuance and $63.1 million for the loss upon exit. The loss upon exit includes the write-off of the Company's investment in Wellspring Resources, net capitalized software development costs for the benefits administration outsourcing clients not included in the Wellspring Resources joint venture and a provision for the completion of any obligations to clients, vendors or the Company's former joint venture partner.

In connection with the discontinuation, the Company changed its bylaws to modify the formula book value repurchase price of its stock to exclude the effect of the discontinued operations from the formula book value calculation. The applicable accounting rules required the Company to take a $69.9 million non-cash, non-recurring compensation charge for this. This charge was reported as a special compensation expense as a component of continuing operations. The charge was measured by the difference between what the formula book value per share was at June 30, 1998 and what it would have been at that date without the modification. The non-cash charge had no effect on the Company's liquidity or capital resources but significantly reduced its income from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents at June 30, 1999 totaled $36.0 million, compared to $13.4 million at June 30, 1998. The Company had no borrowings at June 30, 1999, compared to $9.0 million of borrowings at June 30, 1998. The decrease in borrowings and increased cash balances were the result of the Company's stock sale in fiscal year 1999, and from reduced operating and closedown costs associated with the discontinuation of the benefits administration outsourcing business.

The Company has a $120.0 million credit line that is currently scheduled to mature on June 30, 2003. Ninety-five million dollars of the credit line is allocated as revolving credit for operating needs, subject to certain borrowing limitations. Of this amount, $92.8 million was available to the Company at June 30, 1999 and $2.2 million was unavailable as a result of support required for letters of credit issued under the credit line. The remaining $25.0 million is available to secure loans to associates for the purchase of redeemable common stock made available under the Company's Stock Purchase Program.

CASH FROM OPERATIONS. Net cash provided by operating activities increased in 1999 compared to 1998 by $33.3 million. The increase was primarily due to the $43.2 million increase in accounts payable and accrued liabilities from fiscal year 1999 operating expenses that will be paid in fiscal year 2000. This increase was augmented by the $13.0 million decrease in the cash needed in the closedown of discontinued operations. The increase in receivables from clients of $14.4 million decreased cash that would have been provided by operations. The deferred income tax asset increased $7.3 million in fiscal year 1999 in conjunction with the increase in accounts payable and accrued liabilities, compared with a $2.0 million increase in fiscal year 1998.

CASH FROM INVESTING ACTIVITIES. Uses of cash for investing activities decreased $8.7 million from 1998, principally due to reduced cash needs of the discontinued operations.

CASH FROM FINANCING ACTIVITIES. The Company used more cash in 1999 as it paid down its outstanding debt. The Company's net stock activity had virtually no impact on cash used by financing activities in 1999.

The Company relies primarily on funds from operations and short-term borrowings for liquidity. The Company believes that it has access to ample financial resources to finance anticipated growth, meet commitments to affiliates, as well as support ongoing operations. Anticipated commitments of funds are estimated at $30.1 million for fiscal year 2000, mainly for computer hardware purchases and for office relocations and renovations. The Company expects operating cash flows to provide for these cash needs. In future fiscal years, the Company would expect that its capital needs would be similar in nature to what it has incurred in the past. Capital expenditures will be required in conjunction with office lease renewals and relocations required to support the Company's growth strategy. Additionally, its consultants will need to have access to hardware and software that will support servicing its client base. In a rapidly changing technological environment, the Company anticipates it will need to make investments in its knowledge sharing and financial systems infrastructure. The Company would expect cash from operations in conjunction with its existing credit facility to adequately provide for these cash needs.

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


MARKET RISK

The Company is exposed to market risks in the ordinary course of business. These risks include interest rate risk and foreign currency exchange risk. The Company has examined its exposure to these risks and concluded that none of its exposures in these areas are material to fair values, cash flow or earnings.

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

The Company has completed assessment, repair, and testing of all its internal information technology systems, including WyVal, the Company's actuarial valuation software. The Company has completed an inventory of its vendors and is monitoring Year 2000 compliance efforts by its major vendors. Because of the nature of the Company's business and the widely distributed locations of the Company's operations, management believes that the Company does not face significant risks from Year 2000 failures in systems relied upon by its vendors. The Company has not reviewed the Year 2000 compliance status of its clients, some of which may be affected by Year 2000 problems. Management believes that the effect of client problems on the Company's own operations is not likely to be material because of the broad, diversified nature of the Company's client base. The Company will continue to develop and revise contingency procedures to address the Year 2000 situation. In many cases, the Company will rely on existing contingency plans relating to failures in information technology systems. A principal focus of the Company's contingency planning is maintaining communications among employees and with clients in the event of short-term telecommunications failures or short-term disruptions limiting access to the Company's offices.

While the Company has made progress toward meeting its compliance goals for software provided to or used on behalf of clients, the Company continues to be behind in its schedule for compliance activity for such systems. The Company's deadline for bringing systems into compliance was June 30, 1999. The following summarizes the status of the Company's Year 2000 compliance efforts related to client software:

- As of August 31, 1999, remediation and testing were complete on substantially all of the systems inventoried by the Retirement practice in North America. This assessment, however, does not include certain internal systems with limited application (such as calculators used to estimate benefits for a single client plan). The Company will remediate and test such systems as a part of its normal quality review process when such systems are next used.

- As of August 31, 1999, the HR Technologies practice has completed assessment on more than 70% of the systems inventoried in North America. Testing and remediation have been completed on approximately 45% of such systems. Testing and remediation of the remaining systems are scheduled to be completed before the end of 1999. A substantial number of the remaining systems are used to support open enrollment in benefit plans; these systems are normally modified late in the calendar year and any required Year 2000 remediation will be performed as a part of such modifications.

- The Company has established a program of contacting clients to discuss Year 2000 issues. As of August 31, 1999, the Company had completed approximately 90% of the projected effort for this program. The Company expects to complete its client contact program by October 31, 1999.

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


PART III
--------

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

PART IV
-------

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

                                                WATSON WYATT & COMPANY
                                                      (Registrant)

Date:May 15 , 2000                              By:      /S/ John J. Haley
                                                         -----------------
                                                         John J. Haley
                                                         President and Chief
                                                         Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                   Title                                       Date
---------                   -----                                       ----

/S/ John J. Haley           President, Chief Executive Officer         5/15/00
-----------------           and Director
John J. Haley


/S/ Carl D. Mautz           Vice President and Chief                   5/15/00
-----------------           Financial Officer
Carl D. Mautz


/S/ Peter L. Childs         Controller                                 5/15/00
-------------------
Peter L. Childs


/S/ Thomas W. Barratt       Vice President and Director                5/15/00
---------------------
Thomas W. Barratt


/S/ Paula A. DeLisle        Vice President and Director                5/15/00
--------------------
Paula A. DeLisle



-------------------
Barbara H. Franklin         Director


/S/ David B. Friend         Vice President and Director                5/15/00
-------------------
David B. Friend



-------------------
John J. Gabarro             Director

Signature                   Title                                       Date
---------                   -----                                       ----

/S/ Ira T. Kay              Vice President and Director                5/15/00
--------------
Ira T. Kay


/S/ Brian E. Kennedy        Vice President and Director                5/15/00
--------------------
Brian E. Kennedy


/S/ Eric P. Lofgren         Vice President and Director                5/15/00
-------------------
Eric P. Lofgren


/S/ Robert D. Masding       Director                                   5/15/00
---------------------
Robert D. Masding



-------------------------
R. Michael McCullough       Director


/S/ Gail E. McKee           Vice President and Director                5/15/00
-----------------
Gail E. McKee



-------------------
Kevin L. Meehan             Vice President and Director


-------------------
Gilbert T. Ray              Director


/S/ John A. Steinbrunner    Vice President and Director                5/15/00
------------------------
John A. Steinbrunner


/S/ A. Grahame Stott        Vice President and Director                5/15/00
--------------------
A. Grahame Stott


/S/ Charles P. Wood, Jr.
------------------------
Charles P. Wood, Jr.        Vice President and Director

                         REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Shareholders of Watson Wyatt & Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 15 of this Form 10-K/A present fairly, in all material respects, the financial position of Watson Wyatt & Company and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 15 of this Form 10-K/A presents fairly, in all material respects, the information, set forth therein when read in connection with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/S/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Washington, D.C.
September 8, 1999, except as to the
information presented in Notes 5 and 6,
for which the date is December 9, 1999.

                                                      WATSON WYATT & COMPANY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                               Year Ended June 30,
                                                                                   ------------------------------------------
                                                                                       1999           1998          1997
                                                                                   ------------   ------------  -------------

Fees                                                                               $    556,860   $    512,660   $    486,502

Costs of providing services:
   Salaries and employee benefits                                                       298,915        268,611        252,302
   Stock incentive bonus                                                                 22,610              -              -
   Non-recurring compensation charge (see Note 12)                                            -         69,906              -
   Occupancy and communications                                                          62,915         62,061         72,155
   Professional and subcontracted services                                               47,863         49,907         48,827
   Other                                                                                 29,753         26,779         23,871
                                                                                   ------------   ------------   ------------
                                                                                        462,056        477,264        397,155

General and administrative expenses                                                      56,578         51,759         45,696
Depreciation and amortization                                                            15,248         24,994         22,094
                                                                                   ------------   ------------   ------------
                                                                                        533,882        554,017        464,945

Income (loss) from operations (see Note 12)                                              22,978        (41,357)        21,557

Other:
   Interest income                                                                          944            901          1,462
   Interest expense                                                                      (2,646)        (2,768)        (1,506)

Income from affiliates                                                                    2,524            258            105
                                                                                   ------------   ------------   ------------


Income (loss) before income taxes and minority interest (see Note 12)                    23,800        (42,966)        21,618

Provision for (benefit from) income taxes:
   Current                                                                               18,744         15,116         12,627
   Deferred                                                                              (7,296)        (1,982)        (3,557)
                                                                                   ------------   ------------   ------------
                                                                                         11,448         13,134          9,070
                                                                                   ------------   ------------   ------------


Income (loss) before minority interest (see Note 12)                                     12,352        (56,100)        12,548


Minority interest in net (income) loss of consolidated subsidiaries                        (217)          (112)          (167)
                                                                                   ------------   ------------   ------------

Income(loss)from continuing operations (see Note 12)                                     12,135        (56,212)        12,381

Discontinued operations:

Loss from operations of discontinued Outsourcing Business (less
   applicable income tax benefit of $0, $5,053 and $8,181 respectively)                       -         (6,821)       (11,483)

Adjustment (loss) on disposal of  discontinued Outsourcing Business
   (1999 adjustment is net of applicable income tax expense of $6,322;
   1998 loss is net of applicable income tax benefit of $46,715)                          8,678        (63,085)             -
                                                                                   ------------   ------------   ------------
Net Income (loss) (see Note 12)                                                    $     20,813   $   (126,118)  $        898
                                                                                   ============   ============   ============



Earnings (loss) per share, continuing operations, basic and fully diluted          $       0.80   $      (3.27)  $       0.71
                                                                                   ============   ============   ============

Earnings (loss)  per share, discontinued operations, basic and fully diluted       $       0.57   $      (4.07)  $      (0.66)
                                                                                   ============   ============   ============

Earnings (loss) per share, net income (loss), basic and fully diluted              $       1.37   $      (7.34)  $       0.05
                                                                                   ============   ============   ============

                                                        SEE ACCOMPANYING NOTES
                                                                  F-2


                                                   WATSON WYATT & COMPANY
                                                 CONSOLIDATED BALANCE SHEETS
                                                 (THOUSANDS OF U.S. DOLLARS)

                                                                              June 30,                 June 30,
                                                                                1999                     1998
                                                                             ----------               ----------

                                                      ASSETS
Cash and cash equivalents                                                    $   35,985               $   13,405
Receivables from clients:

    Billed, net of allowances of $3,701 and $2,142                               72,798                   69,671
    Unbilled                                                                     63,068                   59,725
                                                                             ----------               ----------
                                                                                135,866                  129,396

Income taxes receivable                                                               -                    2,216
Other current assets                                                             10,834                    6,945
                                                                             ----------               ----------
    Total current assets                                                        182,685                  151,962

Investment in affiliates                                                         15,306                   17,666
Fixed assets                                                                     42,797                   37,368
Deferred income taxes                                                            56,206                   48,911
Intangible assets                                                                 7,455                    2,412
Other assets                                                                      9,511                    9,991
                                                                             ----------               ----------
                                                                             $  313,960               $  268,310
                                                                             ==========               ==========

                     LIABILITIES, REDEEMABLE COMMON STOCK, AND PERMANENT SHAREHOLDERS' EQUITY


Accounts payable and accrued liabilities                                     $  152,371               $  116,548
Note payable and book overdrafts                                                    248                   11,666
Income taxes payable                                                             18,374                        -
                                                                             ----------               ----------
    Total current liabilities                                                   170,993                  128,214

Accrued retirement benefits                                                      77,140                   82,528
Deferred rent and accrued lease losses                                            9,270                   12,676
Other noncurrent liabilities                                                     22,608                   32,784

Minority interest in subsidiaries                                                   669                      322

Redeemable Common Stock - $1 par value:
    25,000,000 shares authorized;
    16,112,416 and 15,916,757 issued
    and outstanding; at redemption value                                        107,631                   96,296

Permanent shareholders'equity:
Adjustment for redemption value less than
    amounts paid in by shareholders                                              11,420                   25,240
Retained deficit                                                                (83,209)                (106,834)
Cumulative translation
    (accumulated other comprehensive loss)                                       (2,562)                  (2,916)
Commitments and contingencies
                                                                             ----------               ----------
                                                                             $  313,960               $  268,310
                                                                             ==========               ==========




                                                        SEE ACCOMPANYING NOTES
                                                                  F-3

                                                       WATSON WYATT & COMPANY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (THOUSANDS OF U.S. DOLLARS)


                                                                                                   Year Ended June 30,
                                                                                       -----------------------------------------
                                                                                          1999            1998           1997
                                                                                       -----------     ----------     ----------
Cash flows from (used for) operating activities:
   Net income(loss)                                                                    $    20,813     $ (126,118)    $      898
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Non-cash non-recurring compensation charge                                                -         69,906              -
       Net (adjustment) loss from Discontinued Operations                                   (8,678)        69,906         11,483
       Provision for doubtful receivables from clients                                       9,503          5,613          6,853
       Depreciation                                                                         13,680         12,849         13,816
       Amortization of deferred software and development costs
           and other intangible assets                                                       1,568         12,143          8,277
       Provision for deferred  income taxes                                                 (7,295)        (1,982)        (3,557)
       Income from affiliates                                                               (2,524)          (258)          (105)
       Minority interest in net income of consolidated subsidiaries                            217            112            167
       (Increase) decrease in assets (net of discontinued operations):
         Receivables from clients                                                          (25,488)       (11,115)        (2,794)
         Income taxes receivable                                                             2,216          4,558          3,327
         Other current assets                                                               (3,889)           342           (351)
         Other assets                                                                          480             76         (1,930)
       Increase (decrease) in liabilities (net of discontinued operations):
         Accounts payable and accrued liabilities                                           54,567         11,318          1,300
         Income taxes payable                                                               12,052         (3,563)        (7,799)
         Accrued retirement benefits                                                        (5,388)        (4,169)         5,556
         Deferred rent and accrued lease losses                                             (3,406)        (2,262)         5,034
         Other noncurrent liabilities                                                        1,132            840            687
       Other, net                                                                              514          1,603            656
       Discontinued operations, net                                                         (5,537)       (18,554)         7,530
                                                                                       -----------     ----------     ----------
       Net cash provided by operating activities                                            54,537         21,245         49,048
                                                                                       -----------     ----------     ----------

Cash flows (used in) from investing activities:
   Purchases of fixed assets                                                               (19,684)       (16,034)       (15,548)
   Proceeds from sales of fixed assets and investments                                         237            623            446
   Acquisitions                                                                             (6,207)             -         (1,169)
   Investment in software and development costs                                                  -         (3,000)        (4,554)
   Investment in affiliates                                                                  4,220          3,076         (1,385)
   Discontinued operations                                                                       -        (14,750)       (20,062)
                                                                                       -----------     ----------     ----------
       Net cash used in investing activities                                               (21,434)       (30,085)       (42,272)
                                                                                       -----------     ----------     ----------

Cash flows (used by) from financing activities:
   Borrowings and bank overdrafts                                                          (11,418)        11,258              -
   Issuances of Redeemable Common Stock                                                     15,451          1,005         15,414
   Repurchases of Redeemable Common Stock                                                  (15,124)       (13,141)       (16,604)
                                                                                       -----------     ----------     ----------
       Net cash used by financing activities                                               (11,091)          (878)        (1,190)
                                                                                       -----------     ----------     ----------
Effect of exchange rates on cash                                                               568         (3,134)        (1,023)
                                                                                       -----------     ----------     ----------
Increase (decrease) in cash and cash equivalents                                            22,580        (12,852)         4,563
Cash and cash equivalents at beginning of period                                            13,405         26,257         21,694
                                                                                       -----------     ----------     ----------
Cash and cash equivalents at end of period                                             $    35,985     $   13,405     $   26,257
                                                                                       ===========     ==========     ==========



                                                         SEE ACCOMPANYING NOTES

                                                  WATSON WYATT & COMPANY
                            CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT SHAREHOLDERS' EQUITY
                                               (THOUSANDS OF U.S. DOLLARS)

                                                                                                  Adjustment for
                                                                                                    Redemption
                                                                                                       Value
                                                                                                  (Greater) Less
                                                           Retained            Cumulative           Than Amounts
                                                           Earnings            Translation           Paid in by
                                                           (Deficit)           Gain (Loss)         Shareholders        Total
                                                         -------------        -------------        -------------       -----
Balance at June 30, 1996                                 $      30,677        $      1,040         $     (37,549)      $    (5,832)

Comprehensive income:
     Net income                                                    898                   -                     -               898
     Foreign currency translation adjustment                         -                (204)                    -              (204)
                                                         -------------        ------------         -------------       -----------
Total comprehensive income                                         898                (204)                    -               694
Effect of repurchases of 3,258,203 shares of
     common stock (various prices per share)                    (6,942)                  -                 6,942                 -
Adjustment of redemption value for change
     in formula book value per share                                 -                   -                (7,067)           (7,067)
                                                         -------------        ------------         -------------       -----------
Balance at June 30, 1997                                 $      24,633        $        836         $     (37,674)          (12,205)

Comprehensive loss:
     Net loss                                                 (126,118)                  -                     -          (126,118)
     Foreign currency translation adjustment                         -              (3,752)                    -            (3,752)
                                                         -------------        ------------         -------------       -----------
Total comprehensive loss                                      (126,118)             (3,752)                    -          (129,870)
Effect of repurchases of 2,410,425 shares of
     common stock (various prices per share)                    (5,349)                  -                 5,349                 -
Adjustment of redemption value for change
     in formula book value per share                                 -                   -               (12,341)          (12,341)
Adjustment of redemption value for non-recurring
     compensation charge (see Note 12)                               -                   -                69,906            69,906
                                                         -------------        ------------         -------------       -----------
Balance at June 30, 1998                                 $    (106,834)       $     (2,916)        $      25,240           (84,510)


Comprehensive income:
     Net income                                                 20,813                   -                     -            20,813
     Foreign currency translation adjustment                         -                 354                     -               354
                                                         -------------        ------------         -------------       -----------
Total comprehensive income                                      20,813                 354                     -            21,167
Effect of repurchases of 2,361,542 shares of
     common stock (various prices per share)                     2,812                   -                (2,812)                -
Adjustment of redemption value for change
     in formula book value per share                                 -                   -               (11,008)          (11,008)
                                                         -------------        ------------         -------------       -----------
Balance at June 30, 1999                                 $     (83,209)       $     (2,562)         $     11,420           (74,351)
                                                         =============        ============         =============       ===========

                                                         SEE ACCOMPANYING NOTES
                                                                   F-5

                                         WATSON WYATT & COMPANY

                              Notes to the Consolidated Financial Statements
                                 (Tabular Amounts in Thousands of Dollars
                                     Except Share and Percentage Data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS - Watson Wyatt & Company ("Watson Wyatt" or the "Company"), together with its subsidiaries, is an international company engaged in the business of providing professional consultative services on a fee basis, primarily in the human resource areas of employee benefits and compensation, but also in other areas of specialization such as human capital consulting and human resource related technology consulting. Substantially all of the Company's stock is held by or for the benefit of employees. On July 1, 1996, The Wyatt Company changed its name to Watson Wyatt & Company.

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

RECEIVABLES FROM CLIENTS - Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Services rendered are generally billed on a monthly basis using fee arrangements defined at the inception of the project. Unbilled receivables are stated at their estimated net realizable value.

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

FOREIGN CURRENCY TRANSLATION - Gains and losses on foreign currency transactions are recognized currently in the consolidated statements of operations. Assets and liabilities of the Company's subsidiaries outside the United States are translated into the reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date. Revenue and expenses of the Company's subsidiaries outside the United States are translated into U.S. dollars at the average exchange rates during the year. Gains and losses on translation of the Company's equity interests in its subsidiaries outside the United States are not included in the consolidated statements of operations but are reported separately and accumulated as the cumulative translation gain or loss within permanent shareholders' equity in the consolidated balance sheets. Foreign currency translation gains or losses on intercompany receivables and payables are generally not recognized because such amounts are usually considered to be permanent and are not expected to be liquidated.

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

COMPREHENSIVE INCOME - In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." Comprehensive income includes net income and changes in the cumulative foreign currency translation gain or loss. For the years ended June 30, 1999, 1998 and 1997, comprehensive income (loss) totaled $21,167,000, $(129,870,000), and $694,000, respectively.

NOTE 2 - CASH FLOW INFORMATION

Net cash provided by operating activities in the consolidated statements of cash flows includes cash payments for:
                                                 Year Ended June 30
                                       --------------------------------------
                                       1999              1998            1997
                                       ----              ----            ----

Interest expense                    $ 1,889           $ 2,639         $ 1,506

Income taxes paid                   $ 5,462           $18,679         $11,947


NOTE 3 - INVESTMENTS IN AFFILIATES

Entities accounted for under the equity method are:

                                        Ownership              June 30
                                        Interest         --------------------
                                                         1999            1998
                                                         ----            ----

Watson Wyatt Partners                   10.0%        $  9,265       $  11,040
Watson Wyatt Holdings (Europe) Limited  25.0%           6,041           6,626
Professional Consultants Insurance
     Company, Inc.                      27.4%               -               -
                                                     --------       ---------

Total Investment in Affiliates                       $ 15,306       $  17,666
                                                     ========       =========

On April 1, 1995, the Company transferred its United Kingdom ("U.K.") operations to Watson Wyatt Partners, formerly R. Watson & Sons ("Watsons"), an actuarial partnership based in the U.K., and received a beneficial interest in Watsons and a 10% interest in a defined profit pool of Watsons. The Company also transferred its Continental European operations to a newly-formed holding company, Watson Wyatt Holdings (Europe) Limited ("WWHE"), jointly owned and controlled by the Company and Watsons, in exchange for 50.1% of its shares. The Company's historical basis in the assets and liabilities carried over. Effective July 1, 1998, the Company sold one half of its investment in WWHE to Watsons; no gain or loss was recognized on the transaction.

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

The Company's pre-tax income from affiliates includes the following:

                                                 Year Ended June 30
                                       --------------------------------------
                                       1999            1998              1997
                                       ----            ----              ----

Equity investment income            $ 2,760          $  724           $ 1,019
Amortization of basis
     differential                      (236)           (466)             (914)
                                    -------          ------           -------

Income from affiliates              $ 2,524          $  258           $   105
                                    =======          ======           =======

Combined summarized balance sheet information at June 30 for the Company's affiliates follows:

                                                         1999            1998
                                                         ----            ----
Current assets                                       $117,717        $118,116
Noncurrent assets                                      17,286          10,886
                                                     --------        --------

       Total assets                                  $135,003        $129,002
                                                     ========        ========

Current liabilities                                  $ 65,171        $ 54,278
Noncurrent liabilities                                 30,810          39,344
Shareholders' equity                                   39,022          35,380
                                                     --------        --------

Total liabilities &
     shareholders' equity                            $135,003        $129,002
                                                     ========        ========

The Company's operating results include its proportionate share of income from equity investments from the dates of investment. Combined summarized operating results for the years ended June 30, reported by the affiliates follow:

                                           1999           1998           1997
                                           ----           ----           ----

Revenue                                $206,463        $173,012      $166,851
Operating expenses                      155,330         135,577       126,338
                                       --------        --------      --------

Income before tax                      $ 51,133        $ 37,435      $ 40,513
                                       ========        ========      ========

Net income                             $ 51,116        $ 38,176      $ 39,996
                                       ========        ========      ========


NOTE 4 - FIXED ASSETS

Furniture, fixtures, equipment and leasehold improvements are recorded at cost, and presented net of accumulated depreciation or amortization. Furniture, fixtures and equipment are depreciated using straight-line and accelerated methods over lives ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the assets' lives or lease terms.

The components of fixed assets are:
                                                               June 30
                                                         --------------------
                                                         1999            1998
                                                         ----            ----

Furniture, fixtures and equipment                   $  96,096       $  90,727
Leasehold improvements                                 27,069          22,294
                                                    ---------       ---------
                                                      123,165         113,021
Less: accumulated depreciation
     and amortization                                 (80,368)        (75,653)
                                                    ---------       ---------

Net fixed asssets                                   $  42,797       $  37,368
                                                    =========       =========



NOTE 5 - PENSION AND SAVINGS PLANS

In fiscal year 1999, the Company adopted the revised disclosure requirements of SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 standardized the disclosure of pensions and other postretirement benefits but did not change the accounting for these benefits. Prior years' information has been reclassified to conform to the 1999 disclosure format.

The noncurrent portions of accrued costs related to the Company's principal retirement plans are:

                                                               June 30
                                                        ---------------------
                                                        1999             1998
                                                        ----             ----

Defined benefit retirement plans                    $  28,149       $  35,263
Canadian Separation Allowance Plan                      5,953           6,264
Postretirement benefits other than pensions            43,038          41,001
                                                     --------         -------

Accrued retirement benefits                         $  77,140       $  82,528
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

Net periodic pension cost consists of the following components:

                                                 Year Ended June 30
                                       --------------------------------------
                                       1999            1998              1997
                                       ----            ----              ----

Service cost                      $  22,976       $  18,340         $  16,962
Interest cost                        23,909          22,302            19,651
Expected return on plan assets      (37,437)        (31,910)          (26,828)
Amortization of transition
     obligation                         201             201               199
Amortization of net
     unrecognized gains              (5,979)         (6,316)           (4,740)
Amortization of prior service
     cost                             1,841           1,794             1,352
                                  ---------       ---------         ---------

Net periodic pension cost             5,511           4,411             6,596
Settlement loss                           -               -               708
                                  ---------       ---------         ---------

Net periodic pension cost
     including settlements        $   5,511       $   4,411         $   7,304
                                  =========       =========         =========


During  fiscal year 1999,  the Company  acquired a portion of KPMG's  actuarial
consulting  services.   In  connection  with  this  transaction,   the  Company
recognized additional pension expense of $665,000.

The following tables set forth the changes in the projected pension benefit obligation and fair value of the pension plan assets:
                                                               June 30
                                                         --------------------
                                                         1999            1998
                                                         ----            ----

Benefit obligation at beginning of year           $   353,658     $   295,245
Service cost                                           22,976          18,340
Interest cost                                          23,909          22,302
Participant contributions                                  54               -
Actuarial losses/gains                                 (8,503)         34,610
Benefit payments                                      (14,593)        (16,042)
Plan amendments                                             -             647
Foreign currency adjustment                               (94)         (1,444)
                                                  -----------     -----------

Benefit obligation at end of year                 $   377,407     $   353,658
                                                  ===========     ===========


                                                               June 30
                                                         --------------------
                                                         1999            1998
                                                         ----            ----

Fair value of plan assets at beginning of year    $   381,398      $  322,533
Actual return on plan assets                           36,473          67,275
Company contributions                                   7,889           9,311
Participant contributions                                  54               -
Benefit payments                                      (14,593)        (16,042)
Foreign currency adjustment                              (119)         (1,679)
                                                  -----------      ----------

Fair value of plan assets at end of year          $   411,102      $  381,398
                                                  ===========      ==========

The following table sets forth selected information for plans with accumulated benefit obligations in excess of plan assets:
                                                               June 30
                                                         --------------------
                                                         1999            1998
                                                         ----            ----

Projected benefit obligation                      $    86,703      $   78,519
Accumulated benefit obligation                         42,740          38,474
Fair value of plan assets                                   -               -


The accrued pension benefit cost recognized in the Company's consolidated balance sheets is computed as follows:

                                                               June 30
                                                         --------------------
                                                         1999            1998
                                                         ----            ----

Funded status at end of year                      $    33,695     $    27,740
Unrecognized prior service cost                         9,255          11,101
Unrecognized net gain                                 (75,579)        (74,030)
Unrecognized transition obligation                        793             993
                                                  -----------     -----------

Net accrued pension liability                     $   (31,836)    $   (34,196)
                                                  ===========     ===========

Prepaid pension benefit cost                      $    26,691     $    13,778
Accrued pension benefit liability                     (58,527)        (47,974)
Intangible assets                                           -               -
Accumulated other comprehensive income                      -               -
                                                  -----------     -----------

Net accrued pension liability                     $   (31,836)    $   (34,196)
                                                  ===========     ===========





Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal defined benefit pension plans, include:

                                                      June 30
                                       --------------------------------------
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

DEFINED CONTRIBUTION PLANS

The Company sponsors a savings plan which provides benefits to substantially all U.S. associates and under which the Company matches employee contributions at 50% of the first 6% of total pay, which includes base salary, overtime and annual performance-based bonuses. Vesting of the Company match occurs after three years for new employees and is 100% for all employees hired before January 1, 1997. The expense in fiscal years 1999, 1998 and 1997 for the match was $4.5 million, $5.1 million and $2.0 million, respectively. Under the plan, the Company also has the ability to make discretionary profit-sharing contributions. The Company made no profit sharing contributions during fiscal years 1999, 1998 or 1997. The Company also sponsors a Canadian Separation Allowance Plan (CSAP) which provides benefits to substantially all Canadian associates. The CSAP is an unfunded book reserve arrangement; as such, the amounts due to associates are recorded as a liability in the consolidated balance sheets of the Company. CSAP expense for fiscal years 1999, 1998 and 1997 amounted to $377,000, $293,000 and $414,000, respectively.


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

Net periodic postretirement benefit cost consists of the following components:

                                                Year Ended June 30
                                      ---------------------------------------
                                      1999            1998               1997
                                      ----            ----               ----

Service cost                     $   1,898        $   1,848        $    1,891
Interest cost                        2,178            2,133             1,987
Amortization of transition
     obligation                         46               46                50
Amortization of net unrecognized
     gains                            (488)            (584)             (559)
Amortization of prior service
     cost                             (127)            (127)             (126)
                                 ---------        ---------        ----------
Net periodic postretirement
     benefit cost                $   3,507        $   3,316        $    3,243
                                 =========        =========        ==========

The following tables set forth the changes in the accumulated postretirement benefit obligation, company contributions and benefit payments:

                                                               June 30
                                                         --------------------
                                                         1999            1998
                                                         ----            ----

Benefit obligation at beginning of year             $  32,326       $  30,031
Service cost                                            1,898           1,848
Interest cost                                           2,178           2,133
Participant contributions                                 175             189
Actuarial losses/(gains)                                 (563)           (883)
Acquisitions/(divestitures)                               245               -
Benefit payments                                       (1,267)           (849)
Foreign currency adjustment                               (11)           (143)
                                                    ---------       ---------

Benefit obligation at end of year                   $  34,981      $   32,326
                                                    =========      ==========

                                                               June 30
                                                         --------------------
                                                         1999            1998
                                                         ----            ----

Fair value of plan assets at beginning of year      $       -      $        -
Company contributions                                   1,092             660
Participant contributions                                 175             189
Benefit payments                                       (1,267)           (849)
                                                    ---------      ----------

Fair value of plan assets at end of year            $       -      $        -
                                                    =========      ==========


The accrued other postretirement benefit cost recognized in the Company's consolidated balance sheets is computed as follows:

                                                               June 30
                                                         --------------------
                                                         1999            1998
                                                         ----            ----

Funded status at end of year                     $    (34,981)   $    (32,326)
Unrecognized prior service cost                        (1,325)         (1,451)
Unrecognized net gain                                  (8,763)         (8,664)
Unrecognized transition obligation                        650             698
                                                 ------------    ------------

Net accrued postretirement liability             $    (44,419)   $    (41,743)
                                                 ============    ============

Prepaid pension benefit cost                     $          -    $          -
Accrued postretirement benefit liability              (44,419)        (41,743)
Intangible assets                                           -               -
Accumulated other comprehensive income                      -               -
                                                 ------------    ------------

Net accrued postretirement liability             $    (44,419)   $    (41,743)
                                                 ============    ============

Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal postretirement plans, include:

                                                       June 30
                                       --------------------------------------
                                       1999             1998             1997
                                       ----             ----             ----

Health care cost trend, accumulated
benefit obligation:
Pre-65 benefits
     (decreasing to 5.0% for 2004
     and thereafter)                    7.7%             8.4%             9.1%
Post-65 benefits
     (decreasing to 5.0% for 2007
     and thereafter)                    7.1%             7.7%             8.3%
Discount rate, accumulated benefit
     obligation postretirement
     benefit                            7.0%             6.8%             7.5%
Discount rate, net periodic cost        7.0%             6.8%             7.5%

A one percentage point change in the assumed health care cost trend rates would have the following effect:
                                                1% Increase       1% Decrease
                                                -----------       -----------

Effect on net periodic postretirement benefit
     cost in fiscal year 1999                   $      233        $     (283)
Effect on accumulated postretirement benefit
     obligation as of June 30, 1999                  1,925            (2,189)


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:
                                                               June 30
                                                         --------------------
                                                         1999            1998
                                                         ----            ----

Accounts payable and accrued liabilities          $    53,586     $    55,865
Accrued salaries and bonuses                           68,405          37,567
Current portion of defined benefit retirement plans
     and postretirement benefits other than pensions    9,948           4,191
Accrued vacation                                       13,578          13,300
Advance billings                                        6,854           5,625
                                                  -----------     -----------

Total accounts payable and accrued liabilities    $   152,371     $   116,548
                                                  ===========     ===========



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

Future cash outlays for operating lease commitments and cash inflows for sublease income are:
                                              Lease                 Sublease
                                           Commitments               Income
                                           -----------             ---------
                     2000                    $  43,771             $   3,388
                     2001                       38,709                 3,315
                     2002                       30,614                 2,963
                     2003                       18,074                   115
                     2004                       14,043                     -
               thereafter                       25,770                     -
                                             ---------             ---------

                                             $ 170,981             $   9,781
                                             =========             =========

As a result of  relocations  and the  subleasing of excess  office  space,  the
Company  recognized  lease  termination   losses  of  $341,000,   $790,000  and
$12,107,000 in fiscal years 1999, 1998 and 1997, respectively.


NOTE 9 - NOTE PAYABLE

The Company has a $120,000,000 credit facility with a group of banks at an interest rate that varies with LIBOR and/or the Prime Rate, plus an annual commitment fee that varies with the Company's financial leverage and is paid on the unused portion of the credit facility. No amounts were outstanding under the revolving portion of the credit facility as of June 30, 1999; $9,000,000 was outstanding at June 30, 1998. The credit facility requires the Company to observe certain covenants (including requirements as to minimum net worth and other financial and restrictive covenants) and is secured by a blanket lien on all assets. At June 30, 1999 the Company was in compliance with all covenants under the credit facility. The revolving portion of the credit facility is scheduled to mature on June 30, 2003.

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

Pursuant to the Company's bylaws, the price for all sales by the Company of redeemable common stock is the formula book value per share (defined in the bylaws as "Formula Book Value") of such stock as of the last day of the preceding year. Amounts paid by the Company to repurchase redeemable common stock are equal to the formula book value as of the prior year end, adjusted to reflect the pro rata appreciation in the formula book value per share from the last day of the preceding year to the end of the current year and pro rata dividends paid during the year.

Formula book value as used herein means the net book value of the Company's redeemable common stock as of June 30, 1996, increased or decreased by net income or losses, and all other Generally Accepted Accounting Principals ("GAAP") basis increases or decreases to net book value occurring after June 30, 1996, adjusted to (i) spread the economic impact of certain real estate sublease losses over the remaining life of the sublease, (ii) eliminate annual changes in the currency translation adjustment occurring after June 30, 1996, and (iii) eliminate the after-tax increases or decreases in net book value recorded in accordance with GAAP as a result of the discontinuation of the benefits administration outsourcing business. The formula book value was $6.68 at June 30, 1999 and $6.05 at June 30, 1998.

The following schedule computes the formula book value per share at June 30:

                                                    1999                 1998
                                                    ----                 ----

Consolidated net worth [1]                    $   36,882           $   15,742
Adjustment for the compensation survey items:
          50% of consolidated income received
          from compensation survey business        5,915                5,915

Add:  Adjustment for after-tax effect of
      discontinuation of benefits
      administration outsourcing business         61,228               69,906

Add:  Adjustment for after-tax effect
      of lease losses                              3,606                4,733
                                              ----------            ---------

Formula book value of redeemable common stock $  107,631           $   96,296
                                              ==========           ==========

Number of shares of redeemable common
      stock outstanding                           16,112               15,917
                                              ==========           ==========

Formula book value per share of
      redeemable common stock                 $     6.68           $     6.05
                                              ==========           ==========

          [1] After adjusting for currency translation as specified in the Company's bylaws of $3,602 in 1999 and $3,956 in 1998.

In view of the Company's obligation to repurchase its redeemable common stock, the Securities and Exchange Commission requires that the redemption value of outstanding shares be classified as redeemable common stock and not be portrayed as permanent capital. The amount presented as redeemable common stock outside the permanent shareholders' equity section is stated as the amount at which the Company would be required to repurchase the shares, or the most recent fiscal year end formula book value per share. In the permanent shareholders' equity section, the "adjustment for redemption value less (greater) than amounts paid/deemed paid in by shareholders" represents the amount that the redeemable value is less than (exceeds) the cost of the stock.

                                     Number of                   Redeemable
                                       Shares                   Common Stock
                                     ---------                  ------------

Balance at June 30, 1996            18,261,963                $       90,214

Redemption of shares                (3,258,203)                      (16,604)

Issuance of shares                   3,126,670                        15,414

Adjustment of redemption value for
     change in formula book
     value per share                         -                         7,067
                                    ----------                --------------


Balance at June 30, 1997            18,130,430                $       96,091

Redemption of shares                (2,410,425)                      (13,141)

Issuance of shares                     196,752                         1,005


Adjustment of redemption value for
     change in formula book
     value per share                         -                        12,341
                                    ----------                --------------


Balance at June 30, 1998            15,916,757                $       96,296

Redemption of shares                (2,361,542)                      (15,124)


Issuance of shares                   2,557,201                        15,451

Adjustment of redemption value for
     change in formula book value
     per share                               -                        11,008
                                    ----------                --------------

Balance at June 30, 1999            16,112,416                $      107,631
                                    ==========                ==============

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

The components of the continuing operations income tax provision before minority interest and discontinued operations include:

                                              Year Ended June 30
                                    -----------------------------------------
                                    1999             1998                1997
                                    ----             ----                ----
Current tax expense:
     U.S.                     $   10,817       $    9,972          $    8,370
     State and local               4,050            3,324               2,773
     Foreign                       3,877            1,820               1,484
                              ----------       ----------          ----------
                                  18,744           15,116              12,627
                              ----------       ----------          ----------


Deferred tax (benefit) expense:
     U.S.                         (5,776)            (337)             (4,188)
     State and local              (1,407)          (1,706)             (1,507)
     Foreign                        (113)              61               2,138
                              ----------       ----------          ----------

                                  (7,296)          (1,982)             (3,557)
                              ----------       ----------          ----------

Total provision for income
     taxes                    $   11,448       $   13,134          $    9,070
                              ==========       ==========          ==========

Deferred income tax assets (liabilities) included in the consolidated balance sheets at June 30, 1999 and June 30, 1998 are comprised of the following:

                                                               June 30
                                                         --------------------
                                                         1999            1998
                                                         ----            ----

Cash method of accounting for U.S. income
      tax purposes                                   $      -        $(15,561)
Difference between book and tax depreciation                -          (1,987)
Foreign temporary difference                           (2,595)           (914)
                                                     --------        --------

      Gross deferred tax liabilities                   (2,595)        (18,462)
                                                     ========        ========

Cash method of accounting for U.S. income
      tax purposes                                      3,744               -
Difference between book and tax depreciation            3,202               -
Accrued retirement benefits                            37,137          39,255
Amortization of deferred rent                           5,697           6,794
Foreign temporary difference                            6,367           3,092
Foreign net operating loss carryforwards                1,989           4,942
Discontinued operations exit costs                      7,230          19,559
Other                                                     317               2
                                                     --------        --------

     Gross deferred tax assets                         65,683          73,644
                                                     --------        --------

     Deferred tax assets valuation allowance           (6,882)         (6,271)
                                                     --------        --------
     Net deferred tax asset                          $ 56,206        $ 48,911
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

Domestic and foreign components of income before taxes, minority interest and discontinued operations for each of the three years ended June 30 are as follows:
                                    1999             1998                1997
                                    ----             ----                ----

          Domestic            $   15,203       $  (47,435)        $    14,861
          Foreign                  8,597            4,469               6,757
                              ----------       ----------         -----------

                              $   23,800       $  (42,966)        $    21,618
                              ==========       ==========         ===========

The reported income tax provision for continuing operations differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the actual amounts provided and those which would have resulted from the application of the U.S. federal statutory tax rate are as follows:

                                                 Year Ended June  30
                                       --------------------------------------
                                       1999             1998             1997
                                       ----             ----             ----

Calculated income tax
     provision at U.S.
     federal statutory tax
     rate of 35%                 $    8,330       $  (15,038)      $    7,507

Increase (reduction)
resulting from:
     Non-deductible
        compensation expense              -           24,467                -
     Results of non-U.S.
        affiliates taxed at
        other than statutory
        rates                          (377)            (324)            (463)
     Losses of non-U.S.
        affiliates for which
        no current benefit
        is available                    881              852              599
     State income taxes, net
        of federal tax
        benefit                       1,207            1,618            1,266
     Non-deductible
        amortization and other
        expenses                        849              758              700
     Tax credits                          -             (353)            (888)
        Other                           558            1,154              349
                                 ----------       ----------       ----------

Income tax provision             $   11,448       $   13,134       $    9,070
                                 ==========       ==========       ==========


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

The table below presents specified information about reported segments as of and for the year ended June 30, 1999 (in thousands):

                           U.S.         U.S.       U.S.        Asia/                   Latin       Data
                           East      Central       West        Pacific      Canada     America     Services      Total
                           ----      -------       ----        -------      ------     -------     --------      -----

External fees           $ 150,959   $ 130,568   $  54,496   $   44,404    $  36,515    $ 5,691     $  12,796    $ 435,429
Intersegment fees          37,738      24,369      18,957        4,284        5,010      1,424           329       92,111
Net operating
     income                45,287      27,087       1,236        7,085        3,488        223         3,736       88,142
Interest expense            1,158         856         471           17          300         98             5        2,905
Depreciation &
     amortization           5,950       4,414       3,351        1,281        1,186        143           185       16,510
Receivables                47,198      39,905      18,730       12,729       12,491      2,527             -      133,580
Income from
     affiliates                 -           -           -            -            -          -             -        2,524


The table below presents specified information about reported segments as of and for the year ended June 30, 1998 (in thousands):

                           U.S.        U.S.        U.S.        Asia/                   Latin       Data
                           East     Central        West        Pacific      Canada     America     Services      Total
                           ----     -------        ----        -------      ------     -------     --------      -----

External fees          $ 129,337   $ 125,639    $  68,076   $   38,429    $  36,221    $ 6,062     $  13,004    $ 416,768

Intersegment fees         28,187      15,296       14,210        3,945        4,443      1,153           249       67,483
Net operating
     income               28,286      25,127       10,476           65        4,315        574         3,742       72,585
Interest expense             963         710          494           33          314         68            14        2,596
Depreciation &
     amortization          5,801       3,758        2,822        1,458        1,077        149           166       15,231
Receivables               36,044      33,113       21,375       11,719       11,992      2,097             -      116,340
Income from
     affiliates                -           -            -            -            -          -             -          258


The table below presents specified information about reported segments as of and for the year ended June 30, 1997 (in thousands):

                           U.S.        U.S.        U.S.        Asia/                   Latin       Data
                           East     Central        West        Pacific      Canada     America     Services      Total
                           ----     -------        ----        -------      ------     -------     --------      -----

External fees           $ 126,077  $ 121,613    $  63,989   $   45,468    $  34,743    $  5,024    $  12,062    $ 408,976

Intersegment fees          17,518     12,739        8,002        2,851        2,789         784          573       45,256
Net operating
     income                18,169     26,797       11,595        5,162        2,595         225        3,146       67,689
Interest expense            1,165        799          322           10          262          35           17        2,610
Depreciation &
     amortization           5,838      3,555        2,353        1,599        1,006         132          193       14,676
Receivables                34,042     32,416       15,134       17,821       10,812       2,345            -      112,570
Income from
   affiliates                   -          -            -            -            -           -            -          105


Information about interest income and tax expense is not presented as it is not produced internally.

A reconciliation of the information reported by segment to the consolidated amounts follows for the years ended June 30:

                                                                               1999        1998        1997
                                                                             ---------   ---------   ---------
FEES:
Total segment external and intersegment fees                                 $ 527,540   $ 484,251   $ 454,232
Reimbursable expenses not included in segment fees                              30,426      28,686      30,091
Other, net                                                                      (1,106)       (277)      2,179
                                                                             ---------   ---------   ---------
Consolidated fees                                                            $ 556,860   $ 512,660   $ 486,502
                                                                             =========   =========   =========

NET OPERATING INCOME:
Total segment income                                                         $  88,142   $  72,585   $  67,689
Non-recurring compensation charge                                                    -     (69,906)          -
Sublease loss                                                                     (341)       (790)    (12,107)
Income from affiliates                                                           2,524         258         105
Differences in allocation methods for depreciation,
   G&A and pension costs                                                         1,277      (6,208)      3,913
Gain on sale of business units                                                   2,723       3,093           -
Discretionary payments                                                         (67,194)    (37,400)    (34,703)
Other, net                                                                      (3,331)     (4,598)     (3,279)
                                                                             ---------   ---------   ---------
Consolidated pretax income (loss) from continuing operations                $   23,800   $ (42,966)  $  21,618
                                                                            ==========   =========   =========

INTEREST EXPENSE:
Total segment expense                                                       $    2,905   $   2,596   $   2,610
Differences in allocation method                                                  (259)        172      (1,104)
                                                                            ----------   ---------   ---------
Consolidated interest expense                                               $    2,646   $   2,768   $   1,506
                                                                            ==========   =========   =========

DEPRECIATION & AMORTIZATION:
Total segment expense                                                       $   16,510   $  15,231   $  14,676
Capitalized software amortization, not allocated to segments                         -      12,267       9,451
Goodwill amortization, not allocated to segments                                 1,568         549         695
Differences in allocation method and other                                      (2,830)     (3,053)     (2,728)
                                                                            ----------   ---------   ---------
Consolidated depreciation and amortization expense                          $   15,248   $  24,994   $  22,094
                                                                            ==========   =========   =========

RECEIVABLES:
Total segment receivables                                                   $  133,580   $ 116,340   $ 112,570
Net valuation differences and receivables of discontinued operations             2,286      13,056      11,191
                                                                            ----------   ---------   ---------
Total billed and unbilled receivables                                          135,866     129,396     123,761
Assets not reported by segment                                                 178,094     138,914     208,017
                                                                            ----------   ---------   ---------
Consolidated assets                                                         $  313,960   $ 268,310   $ 331,778
                                                                            ==========   =========   =========

The following represents total fees and long lived assets information by geographic area as of and for the years ended June 30:


                                    Fees                                     Long Lived Assets
                  -------------------------------------          -------------------------------------
                       1999          1998          1997               1999          1998          1997
                       ----          ----          ----               ----          ----          ----

United States     $ 464,521     $ 424,246     $ 395,351          $ 105,481     $  95,617     $ 156,692
Foreign              92,339        88,414        91,151             25,794        20,731        17,781
                  ---------     ---------     ---------          ---------     ---------     ---------

                  $ 556,860     $ 512,660     $ 486,502          $ 131,275     $ 116,348     $ 174,473
                  =========     =========     =========          =========     =========     =========

Fee revenue is based on the country of domicile for the legal entity which originated the fees. Exclusive of the United States, fees from no single country constituted more than 10% of consolidated revenues. Fees from no single customer constituted more than 10% of consolidated revenues.


NOTE 14 - RELATED PARTY TRANSACTIONS

In connection with the contractual servicing of the retained clients (as defined in Note 16 of this report) which continued through September 1998, Wellspring provided the services to those clients on behalf of the Company. Expenses charged to the Company by Wellspring for such services for fiscal 1999, 1998 and 1997 were $11,600,000, $41,811,000 and $40,313,000, respectively. The Company's obligation to service the retained clients ceased in fiscal year 1999 and there were no amounts due to Wellspring at June 30, 1999, compared with $1,186,000 at June 30, 1998.

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

                              WATSON WYATT & COMPANY

                                   SCHEDULE II
                    Valuation and Qualifying Accounts and Reserves
                              (Thousands of Dollars)



                                                                                                                     Balance at
                           Balance at Beginning       Additions Charged        Additions Charged                       End of
    Description                   of Year                Against Fees          to Other Accounts      Deductions        Year
    -----------            --------------------       -----------------        -----------------      ----------        ----

                                                    Year Ended June 30, 1999
                                                    ------------------------
Allowance for doubtful
      accounts                   $ 2,142                $ 9,503                     $     -          $ (7,944)         $ 3,701

Valuation allowance for
  deferred tax assets              6,271                       -                        611(1)              -            6,882


                                                    Year Ended June 30, 1998
                                                    ------------------------

Allowance for doubtful
       accounts                  $ 2,525                $ 5,613                     $     -          $ (5,996)         $ 2,142

Valuation allowance for
  deferred tax assets              3,702                      -                       2,569(1)              -            6,271


                                                    Year Ended June 30, 1997
                                                    ------------------------

Allowance for doubtful
       accounts                  $ 5,161                $ 6,853                     $     -          $ (9,489)         $ 2,525

Valuation allowance for
  deferred tax assets              3,331                      -                         371(1)              -            3,702


(1)  Represents   current  year  net  operating  loss   carryforwards  and  the
nondeductible foreign expenses for which realizability is considered uncertain.

                                      F-27