Form 10-K
period 2000-06-30
WATSON WYATT & CO
filed 2000-08-25
CIK 892968

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
-----             ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                            -------------
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----             EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    ----------

                         Commission File Number: 0-20724
                             WATSON WYATT & COMPANY
             (Exact name of registrant as specified in its charter)

             DELAWARE                               53-0181291
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)

                            6707 DEMOCRACY BOULEVARD
                                    SUITE 800
                               BETHESDA, MD 20817
           (Address of principal executive offices including zip code)
                                 (301) 581-4600
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE
       TO BE SO REGISTERED                           ON WHICH REGISTERED

               NONE                                         NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

  COMMON STOCK, $1.00 PAR VALUE               OUTSTANDING AT AUGUST 25, 2000
         (TITLE OF CLASS)                           14,812,317 SHARES

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X   No
                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                  Yes     No  X
                                      ---    ---

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is $112,587,673. The aggregate market value was computed by using the formula book value of the stock (calculated in accordance with the bylaws) as of August 25, 2000.

                       Documents Incorporated by Reference

The registrant's definitive proxy statement for its 2000 annual meeting of shareholders (which is to be filed pursuant to General Instruction G of Form 10-K not later than October 28, 2000), is incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS.

GENERAL

Watson Wyatt & Company, including its subsidiaries, (collectively referred to as "we", "Watson Wyatt" or the "Company") is a global provider of human capital consulting services. We operate on a geographical basis from 60 offices in 18 countries throughout North America, Asia/Pacific and Latin America. We provide services in three principal practice areas: employee benefits, human resources technologies and human capital consulting. We were incorporated in Delaware on February 17, 1958. Including our predecessors, we have been in business since 1946. We conducted business as The Wyatt Company until changing our corporate name to Watson Wyatt & Company in connection with the establishment of the Watson Wyatt Worldwide alliance. In 1995, we entered into an alliance agreement with R. Watson & Sons (now Watson Wyatt Partners), a United Kingdom-based actuarial, benefits and human resources consulting partnership that was founded in 1878. Since 1995, we have marketed our services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

Watson Wyatt is owned almost entirely by its active employees. Our principal executive offices are located at 6707 Democracy Boulevard, Suite 800, Bethesda, MD 20817.

GLOBAL OPERATIONS

We are primarily organized based on the following geographic regions: U.S. East, U.S. Central, U.S. West, Asia/Pacific, Canada, and Latin America. We employ approximately 4,050 associates as follows:

         U.S. East                          1,010
         U.S. Central                       1,030
         U.S. West                            435
         Asia/Pacific                         720
         Canada                               415
         Latin America                         90
         Data Services                         60
         Corporate/Other                      290
                                           ------
                                            4,050
                                           ======

None of our associates are subject to collective bargaining agreements. We believe relations with associates are good.

On a worldwide basis, we are primarily managed through the geographic regions listed above. Like many professional services firms, we also use a practice-based matrix form of organization within some regions. We are developing and implementing systems and management reporting to improve practice-specific information on a company-wide basis.

The percentage of revenues generated in the various geographic regions is as follows:

                                               2000           1999           1998
                                               -----          -----          ----
U.S. East                                       36 %           36 %           32 %
U.S. Central                                    30             29             29
U.S. West                                       13             14             17
Asia/Pacific                                    10              9              9
Canada                                           8              8              8
Latin America                                    1              1              2
Data Services                                    2              3              3
                                                ---            ---            ---
Total                                           100 %          100 %          100 %
                                                ===            ===            ===


Prior year percentages have been recalculated to conform to current classification. For more information about industry segments, see Note 13 of Notes to the Consolidated Financial Statements, included in Item 14 of this report.

PRINCIPAL SERVICES

Within the past three years, we have divested several non-core businesses - including benefits administration outsourcing, defined contribution record-keeping and risk management consulting services - in order to focus on our core consulting areas. These core areas are as follows:

BENEFITS CONSULTING: The Benefits Consulting practice provides analysis, design and implementation of retirement programs, including actuarial services and required reporting of plan contributions and funding levels, group health benefit plan design and provider selection and defined contribution plan design and related services.

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

DATA SERVICES: Watson Wyatt also produces custom and standard compensation, benefits and best practices surveys and reference works to clients throughout the world. Over 5,000 companies participate in our surveys and our services include over seventy remuneration, benefits and employment practices references utilized by global and local companies in fifty countries.

While we group services into functional categories, management believes our primary strength is the ability to deliver services without boundaries to meet the requirements of our clients.

COMPETITION

The human resource consulting business is highly competitive. However, we believe there are several barriers to entry, such as the need to assemble specialized intellectual capital to provide expertise on a global scale, and that we have developed significant competitive advantages in providing human resources consulting services. However, we face intense competition from several different sources.

Current and anticipated competitors include:

- major human resources consulting firms, such as William M. Mercer, Towers Perrin and the administration/consulting firm Hewitt Associates;


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

Watson Wyatt is ranked fourth or fifth among the top HR consulting companies, based on revenues, according to surveys of consulting companies from the 1998 Kennedy Information Research Group report, December 1999 Business Insurance rankings and June 2000 Consultants News.

The market for our services is subject to change as a result of regulatory, legislative, competitive and technological developments and to increased competition from established and new competitors. We believe that the primary determinants of selecting a human resources consulting firm include reputation, the ability to provide measurable increases to shareholder value, global scale, service quality and the ability to tailor services to a client's unique needs. We believe that we compete favorably with respect to these factors.

WATSON WYATT WORLDWIDE ALLIANCE

Recognizing that a global organization is essential to service the needs of its clients, we established operations throughout Europe in the late 1970's by acquiring local firms and opening new offices. Responding to the rapidly increasing globalization of the world economy, we made a strategic decision in 1995 to strengthen our European capabilities significantly and extend our global reach by entering into an alliance agreement with R. Watson & Sons (now Watson Wyatt Partners), a United Kingdom-based actuarial, benefits and human resources consulting partnership that was founded in 1878. Since 1995, we have marketed our services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

The Watson Wyatt Worldwide global alliance maintains 85 offices in 30 countries and employs over 5,800 employees. Watson Wyatt & Company operates 60 offices in 18 countries in North America, Asia/Pacific and Latin America. Watson Wyatt Partners operates 11 offices in the United Kingdom, Ireland and Africa. The alliance operates 14 offices in 9 continental European countries principally through a jointly owned holding company, Watson Wyatt Holdings (Europe) Limited, which is 25% owned by Watson Wyatt and 75% owned by Watson Wyatt Partners.

ITEM 2.  PROPERTIES.

We operate in 60 offices in principal markets throughout the world. Operations are carried out in leased offices under operating leases that normally do not exceed ten years in length. We do not anticipate difficulty in meeting our space needs at lease expiration or if additional space is required earlier. We also evaluate office relocation on an ongoing basis to meet changing needs in our markets while minimizing our occupancy expense.

The fixed assets owned by Watson Wyatt represented approximately 14% of total assets at June 30, 2000 and consisted primarily of computer equipment, office furniture and leasehold improvements.


ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. These disputes typically involve claims relating to employment matters or the rendering of professional services. The four matters summarized below involve the most significant pending or potential claims against us. Management believes, based on currently available information, that the results of all such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but claims which are possible in our business could be material to the financial results for a particular period.

REGINA, SASKATCHEWAN POLICE. The Administrative Board of the Regina Police Superannuation and Benefit Plan filed an action against us and three individual employees in 1994 alleging errors in valuation methods, assumptions and calculations for the plan during the course of work provided for the plan since the 1970s. Discovery is concluded and the exchange of final expert reports is anticipated later this year. Unless settled earlier, trial is scheduled for January 2001. The Administrative Board seeks approximately $26 million in damages, plus interest.

CITY OF MILWAUKEE, WISCONSIN. In 1997, the City of Milwaukee Employees Retirement Board notified us of a potential claim involving an erroneously calculated cost of living adjustment that was based on a formula provided by the staff of the Employees Retirement Board. In response to the notice of claim, we filed a declaratory judgment action against the City of Milwaukee and the Employees Retirement Board in the U.S. District Court in Chicago. By mutual consent, the parties agreed to dismiss the claim with leave to reinstate, pending settlement discussions among other parties.

CONNECTICUT CARPENTERS PENSION FUND. The Connecticut Carpenters Pension Fund filed an action against us in 1999 claiming errors in valuations from 1991 through 1998 that allegedly resulted in understated liabilities. The plaintiffs are seeking damages of approximately $65 million; a punitive damages claim has been dismissed. In the event that the claim is not settled, trial is anticipated in late 2000 or early 2001.

CLAIM AGAINST WATSON WYATT PARTNERS. In 1999, a law firm representing a client based in Europe notified Watson Wyatt Partners, our European alliance partner, of a claim involving alleged errors in the design of a global employee stock plan which includes work performed by a former subsidiary of Watson Wyatt & Company. The claim alleges damages that could exceed $75 million. Formal proceedings have yet to be commenced and the parties have informally exchanged information pursuant to English legal procedures. Although the parties concerned are in discussions about the claim, proceedings might be commenced before the end of the year.

We carry substantial professional liability insurance with a self-insured retention of $1 million per occurrence which provides coverage for professional liability claims including the cost of defending such claims. We also carry employment practices liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 26, 2000, at a special meeting of the shareholders of Watson Wyatt & Company, the shareholders approved the three proposals described below.

The first proposal was to adopt an Agreement and Plan of Merger among Watson Wyatt & Company, Watson Wyatt & Company Holdings and WW Merger Subsidiary, Inc. Under the merger agreement, among other things, the merger subsidiary will merge into Watson Wyatt & Company, and each share of the Watson Wyatt & Company's currently outstanding common stock will be converted into one share of class B-1 and one share of class B-2 common stock of Watson Wyatt & Company Holdings, contingent on the consummation of the public offering of class A common stock of Watson Wyatt & Company Holdings.

The second proposal was to adopt the 2000 Long Term Incentive Plan. The plan provides for grants of stock options and stock appreciation rights to be made by Watson Wyatt & Company Holdings to eligible employees of Wyatt Watson & Company Holdings and its subsidiaries, including Watson Wyatt & Company. This proposal is contingent on the approval of the merger, the consummation of the merger and the completion of the public offering.

The third proposal was to approve an amendment to the Watson Wyatt & Company bylaws. This amendment authorized transfers of the Company's common stock to specified categories of transferees, including trusts created for the benefit of the stockholder, his or her spouse or descendants to facilitate estate planning. This proposal was not contingent upon the effectiveness of any other proposal.

All three amendments were approved by the affirmative vote of shareholders as follows:

                             PROPOSAL NO. 1       PROPOSAL NO. 2     PROPOSAL NO. 3
                             --------------       --------------     --------------
For:                            13,357,852         13,146,878         13,880,066
Against:                           346,986            439,509            174,297
Abstain:                           393,714            512,165             44,189



PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION; HOLDERS

There is no established public trading market for the common stock since the transferability of all shares of our common stock is restricted. Ownership of the common stock is generally limited to directors, full-time and certain part-time associates of Watson Wyatt & Company, its subsidiaries and affiliates, and corporations, partnerships, associations or other entities designated by the Board of Directors with which we have a business affiliation and the employees thereof. In addition, all shareholders, prior to selling any shares of common stock to a third party, must first offer such shares to the Company. As of August 25, 2000, there were 1,804 registered holders of our common stock. Transfers of Watson Wyatt & Company's common stock is made at formula book value, as defined in the bylaws, and the current formula book value per share is calculated pursuant to the bylaws to be $7.80 per share at June 30, 2000, as further described in Note 10 of Notes to the Consolidated Financial Statements, included in Item 14 of this report. This formula book value reflects an increase of approximately 16.8% from the formula book value of $6.68 per share at June 30, 1999.

DIVIDENDS

Under our credit facility (see Note 9 of Notes to the Consolidated Financial Statements, included in Item 14 of this report), we are required to observe certain covenants (including requirements as to minimum net worth) that affect the amounts available for the declaration or payment of dividends. Under the most restrictive of these covenants, approximately $19.0 million was available for the declaration or payment of dividends as of June 30, 2000. The declaration and payment of dividends by the Company is at the discretion of our Board of Directors and depends on numerous factors, including, without limitation, our net earnings, financial condition, availability of capital, debt covenant limitations, and our other business needs, including those of our subsidiaries and affiliates. Historically, while our performance would have permitted the payment of dividends, we have chosen not to declare dividends every year since fiscal year 1991. We currently intend to retain our future earnings to finance the operation and expansion of our business and we do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

The following table sets forth selected consolidated financial data of Watson Wyatt as of and for each of the years in the five year period ended June 30, 2000. The selected consolidated financial data as of June 30, 2000 and 1999 and for each of the years in the three year period ended June 30, 2000 are derived from the audited consolidated financial statements of Watson Wyatt included in this Form 10-K. The selected consolidated financial data as of June 30, 1998, 1997, 1996, and for each of the years ended June 30, 1997 and 1996 have been derived from audited consolidated financial statements of Watson Wyatt not included in this Form 10-K and have been restated to reflect our discontinued operations.

The consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K. Amounts are in thousands except per share data.

                                                                             YEAR ENDED JUNE 30
                                                                             ------------------

                                                       2000          1999          1998           1997          1996
                                                       ----          ----          ----           ----          ----
STATEMENTS OF OPERATIONS DATA:
(amounts are in thousands, except per share data)

Revenue                                              $ 624,583     $ 556,860     $ 512,660     $ 486,502     $ 475,298
Operating expenses:
  Salaries and employee benefits                       332,339       298,915       268,611       252,302       250,103
  Stock incentive bonus plan                            30,283        22,610          --            --            --
  Non-recurring compensation charge                       --            --          69,906          --            --
  Professional and subcontracted services               49,608        47,863        49,907        48,827        42,450
  Occupancy, communications and other                  100,099        92,668        88,840        96,026        84,203
  General and administrative expenses                   63,596        56,578        51,759        45,696        38,656
  Depreciation and amortization                         17,878        15,248        24,994        22,094        25,541
                                                     ---------     ---------     ---------     ---------     ---------
                                                       593,803       533,882       554,017       464,945       440,953
                                                     ---------     ---------     ---------     ---------     ---------
Income (loss) from operations                           30,780        22,978       (41,357)       21,557        34,345
Other:
  Interest income                                        1,823           944           901         1,462         1,441
  Interest expense                                      (1,876)       (2,646)       (2,768)       (1,506)         (930)
Income from affiliates                                   3,116         2,524           258           105          (820)
                                                     ---------     ---------     ---------     ---------     ---------
Income (loss) before income taxes and
    minority interest                                   33,843        23,800       (42,966)       21,618        34,036
Income taxes                                            15,195        11,448        13,134         9,070        14,071
Minority interest                                         (115)         (217)         (112)         (167)         (130)
                                                     ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations                18,533        12,135       (56,212)       12,381        19,835
Discontinued operations                                   --           8,678       (69,906)      (11,483)      (10,480)
                                                     ---------     ---------     ---------     ---------     ---------
Net income (loss)                                    $  18,533     $  20,813     $(126,118)    $     898     $   9,355
                                                     =========     =========     =========     =========     =========
Earnings (loss) per share, continuing
  operations, basic and fully diluted                $    1.24     $    0.80     $   (3.27)    $    0.71     $    1.07
Earnings (loss) per share, basic and
  fully diluted                                      $    1.24     $    1.37     $   (7.34)    $    0.05     $    0.51
Weighted average shares outstanding                     15,000        15,215        17,170        17,438        18,516




                                                         AS OF JUNE 30
                                                         -------------
                                  2000          1999          1998           1997         1996
                                  ----          ----          ----           ----         ----
BALANCE SHEET DATA:
Cash and cash equivalents      $  41,410     $  35,985     $  13,405     $  26,257     $  21,694
Net working capital               16,177        11,692        23,748        21,307        18,788
Total assets                     329,960       313,960       268,310       331,778       320,819
Note payable                        --            --           9,000          --            --
Redeemable common stock          115,480       107,631        96,296        96,091        90,214
Total stockholders' deficit      (74,269)      (74,351)      (84,510)      (12,205)       (5,832)
Shares outstanding                14,805        16,112        15,917        18,130        18,262


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Watson Wyatt is a global provider of human capital consulting services. We operate on a geographic basis from 60 offices in 18 countries throughout North America, Asia/Pacific and Latin America. We provide services in three principal practice areas: employee benefits, human resources technologies and human capital consulting.

Although we operate globally as an alliance with our affiliates, the revenues and operating expenses in the Consolidated Statements of Operations reflect solely the results of operations of Watson Wyatt & Company. Our share of the results of our affiliates, recorded using the equity method of accounting, is reflected in the "Income from affiliates" line. Our principal affiliates are Watson Wyatt Partners, in which we hold a 10% interest in a defined distribution pool, and Watson Wyatt Holdings (Europe) Limited, a holding company through which we conduct continental European operations. We own 25% of Watson Wyatt Holdings (Europe) Limited and Watson Wyatt Partners owns the remaining 75%.

We derive substantially all of our revenue from fees for consulting services, which generally are billed at standard hourly rates or on a fixed-fee basis; management believes the approximate percentages are 60% and 40%, respectively. Clients are typically invoiced on a monthly basis with revenue recognized as services are performed. For the most recent three fiscal years, revenue from U.S. consulting operations have comprised approximately 80% of consolidated revenue. No single client accounted for more than 4% of our consolidated revenue for any of the most recent three fiscal years.

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs and fiscal year-end incentive bonuses. In addition, professional and subcontracted services represent fees paid to external service providers for legal, marketing and other services, approximately one half of which are specifically reimbursed by our clients and included in revenue.

Occupancy, communications and other expenses represent expenses for rent, utilities, supplies and telephone to operate office locations as well as non-client-reimbursed travel by associates, publications and professional development. General and administrative expenses include the operational costs and professional fees paid by corporate management, general counsel, marketing, human resources, finance, research and technology support.

Historically, we have paid incentive bonuses to associates under a fiscal year-end bonus program. Beginning in fiscal year 1999, in addition to annual fiscal year-end bonuses, we have provided supplemental bonus compensation to our employee shareholders pursuant to our stock incentive bonus plan in an amount representing all income in excess of a targeted amount. These bonuses are accrued in the fiscal year to which they relate and are paid in the following year.

During the third quarter of fiscal year 1998, we elected to exit the benefits administration outsourcing business and to end our participation in Wellspring Resources, LLC, a joint venture that we had formed in 1996 with State Street Bank and Trust Company. Wellspring provided benefits administration outsourcing services for its clients, managing the day-to-day administration, including benefit calculations, compliance and reporting, and providing benefit-related customer service to plan participants through call centers. We chose to exit the business in order to focus our management attention and corporate resources on our core business. Pursuant to our restructuring agreement with Wellspring and State Street Bank and Trust, our 50% interest in Wellspring was redeemed effective April 1, 1998. In conjunction with this redemption, we recorded an after-tax charge of $69.9 million in fiscal year 1998. In fiscal year 1999, we reduced the estimate of the anticipated loss, and consequently reduced the expected loss on disposal by $8.7 million, net of tax.

As an employee-owned company without a public trading market, we sold and purchased shares of our redeemable common stock in transactions with our employees according to the formula book value, or redemption value, which is based, in part, on the book value of the company. The $69.9 million charge incurred in fiscal year 1998 in connection with our exit from the benefits administration outsourcing business would have reduced our book value and, as such, reduced the redemption value of our redeemable common stock. We altered the formula for calculating the redemption value of our common stock to eliminate the effect of the $69.9 million charge. In accordance with generally accepted accounting principles, this change in the formula resulted in an additional one-time, non-cash compensation charge of $69.9 million in fiscal year 1998.

RESULTS OF OPERATIONS. The table on the following page sets forth Consolidated Statement of Operations data as a percentage of revenue for the periods indicated.

                                                                     Year ended June 30
                                                                     ------------------
                                                              2000         1999        1998
                                                              ----         ----        ----
Revenue                                                       100.0%      100.0%      100.0%
                                                              -----       -----       -----

Operating expenses:

   Salaries and employee benefits                              53.2        53.7        52.4
   Stock incentive bonus                                        4.9         4.1          --
   Non-recurring compensation charge                             --          --        13.7
   Professional and subcontracted services                      7.9         8.6         9.7
   Occupancy, communications and other                         16.0        16.7        17.3
   General and administrative expenses                         10.2        10.1        10.1
   Depreciation and amortization                                2.9         2.7         4.9
                                                                ---        ---          ---
                                                               95.1        95.9       108.1
                                                               ----        ----       -----

Income (loss) from operations                                   4.9         4.1        (8.1)

Other:
   Interest income                                              0.3         0.2         0.2
   Interest expense                                            (0.3)       (0.5)       (0.6)

Income from affiliates                                          0.5         0.5         0.1
                                                                ---         ---         ---

Income (loss) before income taxes and minority interest         5.4         4.3        (8.4)

Provision for income taxes:
   Current                                                      2.0         3.4         2.9
   Deferred                                                     0.4        (1.3)       (0.4)
                                                                ---        ----        ----
                                                                2.4         2.1         2.5
                                                                ---         ---         ---

Income (loss) before minority interest                          3.0         2.2       (10.9)

Minority interest in net income of consolidated
   subsidiaries                                                  --          --          --

Income (loss) from continuing operations                        3.0         2.2       (10.9)

Discontinued operations:

Loss from operations of discontinued outsourcing
   business                                                      --          --        (1.4)

Adjustment (loss) on disposal of discontinued
   outsourcing business                                         --          1.5       (12.3)
                                                                            ---       -----

Net income (loss)                                               3.0%        3.7%      (24.6)%
                                                                ===         ===       =====


FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

REVENUE. Revenue from continuing operations was $624.6 million in fiscal year 2000, compared to $556.9 million in the prior year, an increase of $67.7 million, or 12%. This revenue growth was primarily due to a $25.5 million, or 14% increase in revenue generated by our U.S. East region, a $21.2 million, or 14% increase in revenue generated by our U.S. Central region, a $5.6 million, or 8% increase in our U.S. West region, and a $2.2 million, or 4% increase in other North American regions. The revenue increase in the North American regions was due primarily to the realization of net billing rate increases, accounting for approximately $32.1 million, increased chargeable hours accounting for $10.2 million and improved project management, accounting for $12.2 million. In addition, our Asia/Pacific region generated $11.0 million, or 23% higher revenue than in the previous fiscal year and our Latin American region generated $1.0 million, or 14% higher revenue than in the previous fiscal year. Within North America the following individual lines of business, not all inclusive, showed the following trends: revenue for our Benefits Group was $334.3 million in fiscal year 2000, compared to $307.1 million in fiscal year 1999, an increase of $27.2 million, or 9%; revenue for our HR Technologies Group was $79.7 million in fiscal year 2000, compared to $66.3 million in fiscal year 1999, an increase of $13.4 million, or 20%; and revenue for our Human Capital Group was $49.7 million in fiscal year 2000, compared to $41.0 million in fiscal year 1999, an increase of $8.7 million, or 21%.

SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses for fiscal year 2000 were $332.3 million, compared to $298.9 million for the previous fiscal year, an increase of $33.4 million, or 11%. The increase was mainly due to a $22.4 million increase in compensation expenses, which is partly the result of annual salary increases averaging 5% and a 5% increase in headcount. The remainder of the difference was attributable to $7.5 million higher fiscal year-end bonuses and a $3.2 million increase in other employee benefits. As a percentage of revenue, salaries and employee benefits decreased to 53.2% from 53.7%. This decrease reflects the overall utilization of our operating personnel.

STOCK INCENTIVE BONUS PLAN. The accrued bonus under our stock incentive bonus plan for fiscal year 2000 was $30.3 million, compared to $22.6 million for fiscal year 1999, an increase of $7.7 million, or 34%. As a percentage of revenue, the accrued bonus under our stock incentive bonus plan increased to 4.9% from 4.1%. The amount of the bonus is at the discretion of our board of directors.

PROFESSIONAL AND SUBCONTRACTED SERVICES. Professional and subcontracted services used in consulting operations were $49.6 million for fiscal year 2000, compared to $47.9 million for fiscal year 1999, an increase of $1.7 million or 4%. The increase was mainly due to a $2.5 million increase in international professional services, a $1.2 million actuarial and strategic consulting expense from a sub-contractor, and $0.9 million in non-compete payments, partially offset by lower reimbursable expenses incurred on behalf of clients of $2.3 million and a $1.0 million insurance claim. As a percentage of revenue, professional services decreased to 7.9% from 8.6%, due primarily to a reduction in the level of outside services specifically incurred for and reimbursed by clients.

OCCUPANCY, COMMUNICATIONS AND OTHER. Occupancy, communications and other expenses were $100.1 million for fiscal year 2000, compared to $92.7 million for fiscal year 1999, an increase of $7.4 million, or 8%. The increase was mainly attributable to the $3.0 million net gain from the sale of our defined contribution daily record-keeping software recognized in fiscal year 1999 which reduced expense, a $2.1 million increase in non-reimbursable travel expenses, an increase in rent expense of $1.0 million and a $0.5 million increase in telephone expenses. As a percentage of revenue, occupancy, communications and other expenses decreased to 16.0% from 16.7%, as we leveraged these expenses over a larger revenue base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for fiscal year 2000 were $63.6 million, compared to $56.6 million for fiscal year 1999, an increase of $7.0 million, or 12%. The increase was mainly attributable to increased legal expenses of $2.2 million, increased professional services of $2.2 million, a $1.1 million, or 5% increase in base salaries and $1.2 million in higher non-client related travel expenses. As a percentage of revenue, general and administrative expenses increased slightly to 10.2% from 10.1%.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for fiscal year 2000 was $17.9 million, compared to $15.2 million for fiscal year 1999, an increase of $2.7 million, or 18%. The increase was mainly due to a $1.4 million increase in computer hardware depreciation. The remaining increase was due primarily to higher computer software and furniture, fixtures and equipment purchases during fiscal year 2000, which account for $0.8 million of the increase, and an increase in amortization of intangibles of $0.3 million. As a percentage of revenue, depreciation and amortization expenses increased to 2.9% from 2.7%.

INTEREST INCOME. Interest income for fiscal year 2000 was $1.8 million, compared to $0.9 million for fiscal year 1999, an increase of $0.9 million, or 100%. The increase was attributable to the receipt of interest of $0.5 million related to a federal tax refund and to additional interest income of $0.4 million earned during the year on a higher average investment balance.

INTEREST EXPENSE. Interest expense for fiscal year 2000 was $1.9 million, compared to $2.6 million for fiscal year 1999, a decrease of $0.7 million, or 27%. On average, we borrowed less money against our revolving line of credit during fiscal year 2000 than in fiscal year 1999.

INCOME FROM AFFILIATES. Income from affiliates for fiscal year 2000 was $3.1 million, compared to $2.5 million for fiscal year 1999, an increase of $0.6 million, or 24%. The increase reflects improvement in business operations by our affiliates in Continental Europe and strong business performance by our United Kingdom affiliate.

PROVISION FOR INCOME TAXES. Income taxes for fiscal year 2000 were $15.2 million, compared to $11.4 million for fiscal year 1999. Our effective tax rate was 44.9% for fiscal year 2000, compared to 48.1% for fiscal year 1999. The change was due to the utilization of federal and state tax credits, a decrease in operating losses of certain foreign affiliates and the utilization of tax benefits related to foreign operating loss carryovers of certain foreign affiliates. Our effective tax rate was also affected by differing foreign tax rates in various jurisdictions. We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

DISCONTINUED OPERATIONS. During fiscal year 1999, we further resolved our future obligations related to the discontinuation of our benefits administration outsourcing business and reduced the expected loss on disposal by $8.7 million, net of tax. The discontinuation is essentially completed, with contingencies remaining only on guaranteed leases for real estate and equipment. We believe that we have adequate provisions for any remaining costs related to the discontinuation. (See Notes 14 and 15 of Notes to the Consolidated Financial Statements, included in Item 14 of this report, for further discussion of discontinued operations.)

NET INCOME. Net income for fiscal year 2000 was $18.5 million, compared to $20.8 million in fiscal year 1999, a decrease of $2.3 million, or 11%. As a percentage of revenue, net income decreased to 3.0% from 3.7%. However, income from continuing operations in fiscal year 2000 was $6.4 million higher than in fiscal year 1999, reflecting improved operating performance. This increase was more than offset by the $8.7 million after-tax adjustment to reduce the loss on disposal of the discontinued benefits administration outsourcing business recorded in fiscal year 1999. Income from continuing operations for fiscal year 2000 and 1999 also reflect the stock incentive bonus plan accruals discussed above.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998.

REVENUE. Revenue from continuing operations reached $556.9 million in fiscal year 1999, an increase of $44.2 million from $512.7 million in fiscal year 1998. This represents 9% growth in revenue. This increase is mainly attributable to increases in our North American regions totaling $36.4 million and a further $6.3 million, or 15%, increase in our Asia/Pacific region. The individual regions within North America showed the following trends: U.S. East, a $31.2 million, or 20% increase; U.S. Central, a $14.0 million, or 10% increase; and U.S. West, an $8.8 million, or 11% decline. The net revenue increase in these regions can be attributed to the realization of net billing rate increases accounting for $43.3 million, increased chargeable hours accounting for approximately $22.9 million, offset by net fee markdowns of $19.3 million, and contract losses of approximately $10.5 million. Within North America the following individual lines of business, not all inclusive, showed the following trends: revenue for our Benefits Group was $307.1 million in fiscal year 1999, compared to $271.9 million in fiscal year 1998, an increase of $35.2 million, or 13%, including $11.5 million of additional revenue from the first fiscal quarter acquisition of selected units of KPMG's benefits consulting business; revenue for our Human Capital Group was $41.0 million in fiscal year 1999, compared to $44.5 million in fiscal year 1998, a decrease of $3.5 million, or 8%, amid a reorganization of the practice; revenue for our HR Technologies Group was $66.3 million in fiscal year 1999, compared to $53.6 million in fiscal year 1998, an increase of $12.7 million, or 24%, despite the sale in early fiscal year 1999 of the defined contribution record-keeping business which had generated revenue in fiscal year 1998 of $6.0 million; and, no risk and insurance consulting revenue due to the sale of this practice in late fiscal year 1998, which had generated $9.2 million in fiscal year 1998 revenue.

SALARIES AND EMPLOYEE BENEFITS. For fiscal year 1999, salaries and employee benefit expenses were $298.9 million, an increase of $30.3 million, or 11% from fiscal year 1998. This increase is due primarily to a 6% increase in headcount, and increases in compensation and benefits. As a percentage of revenue, salaries and employee benefits increased to 53.7% from 52.4%. The increase was primarily driven by the accrual of relatively higher fiscal year-end incentive bonuses in fiscal year 1999.

STOCK INCENTIVE BONUS PLAN. In fiscal year 1999, we accrued, for the first time, a supplemental bonus under our stock incentive bonus plan of $22.6 million, which amounts were paid in January, 2000.

PROFESSIONAL AND SUBCONTRACTED SERVICES. Professional and subcontracted services were $47.9 million for fiscal year 1999, a decrease of $2.0 million, or 4%, from fiscal year 1998 due to reduced corporate expenses. As a percentage of revenue, professional services decreased to 8.6% from 9.7%.

OCCUPANCY, COMMUNICATIONS AND OTHER. Occupancy, communications and other expenses increased $3.8 million, or 4.3% from fiscal year 1998. The increase is primarily due to increased travel, net of savings achieved through the adoption of an office size standard as well as our success in negotiating advantageous leases of office space. As a percentage of revenue, occupancy, communications and other expenses decreased to 16.7% from 17.3%, reflecting the relatively fixed nature of these costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for fiscal year 1999 were $56.6 million, an increase of $4.8 million, or 9%, from fiscal year 1998. The increase was attributable to $4.8 million for providing technology support to core consulting areas and $1.6 million for Year 2000 readiness. These increases were offset by a $1.6 million decrease in marketing expenses for business strategy initiatives from fiscal year 1998. As a percentage of revenue, general and administrative expenses remained unchanged from fiscal year 1998 at 10.1%.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $9.7 million in fiscal year 1999 to $15.2 million. This decrease is due to higher amortization of internally developed software in fiscal year 1998 of $11.6 million, primarily due to a re-evaluation and subsequent reduction of the useful lives of the related products. Without this item in fiscal year 1998, depreciation and amortization expense increased $1.9 million in fiscal year 1999 related to purchases of capital assets. As a percentage of revenue, depreciation and amortization expenses decreased to 2.7% from 4.9%, reflecting the higher amortization on internally developed software in fiscal year 1998 mentioned above.

INCOME FROM AFFILIATES. Income from affiliates was $2.5 million in fiscal year 1999 compared to $0.3 million in fiscal year 1998. The increase reflects heightened synergies and focus within our affiliated European operations as well as improved business operations in the United Kingdom.

PROVISION FOR INCOME TAXES. Income before income taxes, minority interest and discontinued operations was $23.8 million in fiscal year 1999, which, considering taxes of $11.4 million, reflects an effective tax rate of 48%. Income tax expense of $13.1 million in fiscal year 1998 relates to a loss before taxes, minority interest and discontinued operations of $43.0 million, for an effective tax rate of (30.6)%. The reason for reporting a tax expense when we had a pretax loss and the disparity in effective tax rates is the non-recurring compensation charge of $69.9 million in fiscal year 1998, included in the loss before taxes of $43.0 million, which is permanently non-deductible for tax purposes.

DISCONTINUED OPERATIONS. In fiscal year 1999, we further resolved our future obligations related to the discontinuation of our benefits administration outsourcing business and reduced the expected loss on disposal by $8.7 million, net of taxes. We believe we have adequate provisions for any remaining costs related to the discontinuation.

NET INCOME (LOSS). We generated net income in fiscal year 1999 of $20.8 million compared to a net loss in fiscal year 1998 of $126.1 million. As a percentage of revenue, net income was 3.7%, compared to a net loss of (24.6)% in fiscal year 1998. Continuing operations income before income taxes and minority interest of $23.8 million in fiscal year 1999 compares to the loss of $43.0 million in fiscal year 1998, which includes the $69.9 million non-recurring compensation charge related to the change in formula book value for stock sales and repurchases. The fiscal year 1999 results reflect significantly improved operating performance and the accrual of bonuses under the stock incentive bonus plan, at the discretion of our board of directors.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at June 30, 2000 totaled $41.4 million, compared to $36.0 million at June 30, 1999. The $5.4 million increase in cash from June 30, 1999 to June 30, 2000 was mainly attributable to cash from operations of $138.0 million, net of bonus payouts of $67.2 million, tax payments of $21.7 million, capital asset purchases of $20.2 million, payments to retirees of $11.9 million and repurchases of redeemable common stock of $9.3 million.

CASH FROM OPERATING ACTIVITIES. Cash from operating activities for fiscal year 2000 was $36.9 million, compared to cash from operating activities of $52.1 million for fiscal year 1999. However, cash received from our operations increased $36.4 million in fiscal year 2000. This increase was more than offset by higher bonus payments of $29.8 million, higher tax payments of $16.3 million, and higher payments to retirees of $5.5 million.

Cash from operating activities increased in 1999 compared to 1998 by $28.6 million. The increase was primarily due to the $38.6 million increase in accounts payable and accrued liabilities from fiscal year 1999 operating expenses that will be paid in fiscal year 2000. This increase was augmented by the $13.0 million decrease in the cash needed in the closedown of discontinued operations. The increase in receivables from clients of $14.4 million decreased cash that would have been provided by operations. The deferred income tax asset increased $7.3 million in fiscal year 1999 in conjunction with the increase in accounts payable and accrued liabilities, compared with a $2.0 million increase in fiscal year 1998.

CASH USED IN INVESTING ACTIVITIES. Cash used in investing activities for fiscal year 2000 was $21.6 million, compared to $21.4 million for fiscal year 1999. The increase in cash usage was due to $3.0 million in lower distributions from affiliates and $0.6 million in higher current year fixed asset purchases, partially offset by $3.1 million in lower contingent consideration payments associated with acquisitions and higher proceeds from the sale of fixed assets and investments of $0.3 million.

In fiscal year 1999, cash used in investing activities decreased $8.7 million from fiscal year 1998, principally due to reduced cash needs of the discontinued operations.

CASH USED IN FINANCING ACTIVITIES. Cash used in financing activities were $9.2 million for fiscal year 2000, compared to $8.7 million for fiscal year 1999. This change reflects the net repayments of $9.0 million against our revolving line of credit and a $5.8 million decrease in repurchases of redeemable common stock, partially offset by a $15.3 million decrease in issuances of redeemable common stock. The decrease in issuances occurred because we completed a formal stock sale during fiscal year 1999 but did not have a formal stock sale during fiscal year 2000.

We used more cash in fiscal year 1999 compared to fiscal year 1998 as we paid down our outstanding debt. Our net stock activity had virtually no impact on cash used by financing activities in fiscal year 1999.

We have a $120.0 million senior secured revolving credit facility that matures on June 30, 2003. Of the $95.0 million of the credit line that is allocated for operating needs, $2.2 million is unavailable as a result of support required for letters of credit issued under the credit line. We had no borrowings outstanding at June 30, 2000 or June 30, 1999. However, during fiscal year 2000, we made drawings and repayments against our revolving credit facility for cyclical working capital needs.

We rely primarily on funds from operations and short-term borrowings for liquidity. We believe that we have access to ample financial resources to finance anticipated growth, meet commitments to affiliates, as well as support ongoing operations. Anticipated commitments of funds are estimated at $46.6 million for fiscal year 2001, mainly for computer hardware purchases, office relocations and renovations, development and upgrade of financial and knowledge management systems, acquisition related payments, and repurchases of redeemable common stock. We expect operating cash flows to provide for these cash needs. In future fiscal years, we would expect that our capital needs would be similar in nature to what we have incurred in the past. Capital expenditures will be required in conjunction with office lease renewals and relocations required to support management's growth strategy. Additionally, our consultants will require access to hardware and software that will support servicing our clients. In a rapidly changing technological environment, management anticipates we will need to make continued investments in our knowledge sharing and financial systems infrastructure. We would expect cash from operations in conjunction with the anticipated net proceeds from the proposed public offering and our existing credit facility to adequately provide for these cash needs.

Our foreign operations do not materially impact liquidity or capital resources. At June 30, 2000, $15.8 million of the total cash balance of $41.4 million was held outside of North America, which we have the ability to readily utilize, if necessary. There are no significant repatriation restrictions other than local or

U.S. taxes associated with repatriation. Our foreign operations in total are substantially self-sufficient for their working capital needs.

MARKET RISK

We are exposed to market risks in the ordinary course of business. These risks include interest rate risk and foreign currency exchange risk. We have examined our exposure to these risks and concluded that none of our exposures in these areas are material to fair values, cash flows or earnings.

YEAR 2000 ISSUE

We have completed a program to ensure that our systems are Year 2000 compliant. To date, the change of our computer systems to the Year 2000 has not had a material adverse effect on our business, results of operations, or financial condition. Nevertheless, since the effects of the Year 2000 issue are unpredictable, we do not expect that our Year 2000 compliance program will eliminate all risk to us associated with the Year 2000 issue.

We believe that the most significant risk facing us in connection with the Year 2000 issue relates to software provided by us to our clients. This software has been provided to clients principally by the HR Technologies Group, including benefit administration software and call center services, and the retirement practice, principally spreadsheet-based benefit calculators. The risks presented include the possibility of client errors using our software or contractual liability to us caused by non-compliant software that is not identified or corrected and the costs of replacing or repairing client systems, none of which we expect to have a material effect on our business.

Our overall cost to address Year 2000 compliance issues exceeded $4.0 million, most of which was spent in fiscal year 1999. Our principal expenditures were for repair and testing of internal and client software, costs associated with our Year 2000 compliance program and costs of outside consultants. We anticipate no material cost associated with Year 2000 compliance in fiscal year 2001.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements regarding substantial risks and uncertainties are contained in the following sections of this report: In Item 1 ("Business") pages 2 and 3 regarding our competition; the first paragraph of Item 2 ("Properties") on page 4; the first paragraph of Item 3 ("Legal Proceedings") on page 4; Item 4 ("Submission of Matters to a Vote of Security Holders") on page 5; in Item 5 ("Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters") under Dividends on page 6; in Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") pages 12 and 14 under Discontinued Operations, the last paragraph on page 15 under Liquidity and Capital Resources, and page 16 under Year 2000 Issue. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," "continue" or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other "forward-looking" information.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of our fiscal year, which proxy statement is incorporated by reference in this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of our fiscal year, which proxy statement is incorporated by reference in this Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of our fiscal year, which proxy statement is incorporated by reference in this Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of our fiscal year, which proxy statement is incorporated by reference in this Form 10K.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                                        Page
                                                                                                        ----
a)       Financial Information

(1)      Consolidated Financial Statements of Watson Wyatt & Company

         Report of Independent Accountants                                                               F-1

         Financial Statements:
             Consolidated Statements of Operations for each of the three years in the
             period ended June 30, 2000                                                                  F-2

             Consolidated Balance Sheets at June 30, 2000 and 1999                                       F-3

             Consolidated Statements of Cash Flows for each of the three years in the
             period ended June 30, 2000                                                                  F-4

             Consolidated Statements of Changes in Permanent Shareholders'
             Equity for each of the three years in the period ended June 30,
             2000                                                                                        F-5

             Notes to the Consolidated Financial Statements                                      F-6 to F-25

(2) Consolidated Financial Statement Schedule for each of the three years ended June 30, 2000

         Valuation and Qualifying Accounts and Reserves (Schedule II)                                   F-26

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)      Unaudited Supplementary Data

         Not required.

b)       Reports on Form 8-K

         None.


c)       Exhibits

2        Agreement and Plan of Merger(1)

3.1      Restated Certificate of Incorporation of Watson Wyatt & Company(2)

3.2      Restated Bylaws (as amended through June 26, 2000)(3)

4        Form of Certificate Representing Common Stock(4)

10.1 Amended and Restated Credit Agreement between Watson Wyatt & Company and NationsBank, N.A. dated June 30, 1998(5)

10.2     Agreement with David B. Friend, M.D., dated October 22, 1999(6)

10.3 Lease between Watson Wyatt & Company and Marvin M. Robertson, et. al., dated January 9, 1998(6)

10.4 First Amendment to Lease between Watson Wyatt & Company and Marvin M. Robertson, et. al., dated July 13, 2000(3)

21       Subsidiaries of Watson Wyatt & Company(3)

23       Consent of the Company's Independent Accountants(3)


--------------------------------
1 Incorporated by reference from Registrant's Definitive Proxy Statement (File No. 0-20724) filed on May 24, 2000

2 Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (File No. 0-20724), filed on September 16, 1996

3    Filed with this Form 10-K

4 Incorporated by reference from Registrant's Initial Statement on Form 10 (File No. 0-20742), filed on October 13, 1992

5 Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 0-20724), filed on September 24, 1998

6 Incorporated by reference to Watson Wyatt & Company Holding's Registration Statement on Form S-4, Amendment No 1. (File No. 33-94975), filed on March 17, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WATSON WYATT & COMPANY
                                      (Registrant)

Date:    August 25, 2000              By:  /s/ JOHN J. HALEY
                                           ----------------------------------
                                           John J. Haley
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                         Date
---------                               -----                                         ----
/s/ John J. Haley                President, Chief Executive Officer 8/25/00
John J. Haley                    and Director

/s/ Carl D. Mautz                Vice President and Chief                           8/25/00
Carl D. Mautz                    Financial Officer

/s/ Peter L. Childs              Controller                                         8/25/00
Peter L. Childs

/s/ Thomas W. Barratt            Vice President and Director                        8/25/00
Thomas W. Barratt

/s/ Paula A. Delisle             Vice President and Director                        8/25/00
Paula A. DeLisle

/s/ BARBARA H. FRANKLIN          Director                                           8/25/00

Barbara H. Franklin

/s/ David B. Friend              Vice President and Director                        8/25/00
David B. Friend

/s/ JOHN J. GABARRO              Director                                           8/25/00

John J. Gabarro


SIGNATURE                        TITLE                                              DATE
/s/ Ira T. Kay                   Vice President and Director                        8/25/00
Ira T. Kay

/s/ Brian E. Kennedy             Vice President and Director                        8/25/00
Brian E. Kennedy

/s/ Eric P. Lofgren              Vice President and Director                        8/25/00
Eric P. Lofgren

/s/ Robert D. Masding            Director                                           8/25/00
Robert D. Masding

/s/ R. Michael McCullough        Director                                           8/25/00
R. Michael McCullough

/s/ Gail E. McKee                Vice President and Director                        8/25/00
Gail E. McKee

/s/ KEVIN L. MEEHAN              Vice President and Director                        8/25/00
Kevin L. Meehan

/s/ GILBERT T. RAY               Director                                           8/25/00
Gilbert T. Ray

/s/ John A. Steinbrunner         Vice President and Director                        8/25/00
John A. Steinbrunner

/s/ A. Grahame Stott             Vice President and Director                        8/25/00
A. Grahame Stott

/s/ CHARLES P. WOOD, JR          Vice President and Director                        8/25/00
Charles P. Wood, Jr


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Watson Wyatt & Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 18 of this Form 10-K present fairly, in all material respects, the financial position of Watson Wyatt & Company and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 18 of this Form 10-K presents fairly, in all material respects, the information, set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinions expressed above.


PricewaterhouseCoopers LLP


Washington, D.C.
August 4, 2000

                             WATSON WYATT & COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Thousands of U.S. Dollars, Except Per Share Amounts)


                                                                                              Year Ended June 30,
                                                                                   ---------------------------------------
                                                                                     2000           1999           1998
                                                                                   ---------      ---------      ---------
Revenue                                                                            $ 624,583      $ 556,860      $ 512,660
                                                                                   ---------      ---------      ---------

Operating expenses:
     Salaries and employee benefits                                                  332,339        298,915        268,611
     Stock incentive bonus plan                                                       30,283         22,610              -
     Non-recurring compensation charge (see Note 12)                                       -              -         69,906
     Professional and subcontracted services                                          49,608         47,863         49,907
     Occupancy, communications and other                                             100,099         92,668         88,840
     General and administrative expenses                                              63,596         56,578         51,759
     Depreciation and amortization                                                    17,878         15,248         24,994
                                                                                   ---------      ---------      ---------
                                                                                     593,803        533,882        554,017
                                                                                   ---------      ---------      ---------

Income (loss) from operations (see Note 12)                                           30,780         22,978        (41,357)

Other:
     Interest income                                                                   1,823            944            901
     Interest expense                                                                 (1,876)        (2,646)        (2,768)

Income from affiliates                                                                 3,116          2,524            258
                                                                                   ---------      ---------      ---------


Income (loss) before income taxes and minority interest (see Note 12)                 33,843         23,800        (42,966)
                                                                                   ---------      ---------      ---------

Provision for income taxes:
     Current                                                                          12,344         18,744         15,116
     Deferred                                                                          2,851         (7,296)        (1,982)
                                                                                   ---------      ---------      ---------
                                                                                      15,195         11,448         13,134
                                                                                   ---------      ---------      ---------


Income (loss) before minority interest (see Note 12)                                  18,648         12,352        (56,100)


Minority interest in net income of consolidated subsidiaries                            (115)          (217)          (112)
                                                                                   ---------      ---------      ---------

Income (loss) from continuing operations (see Note 12)                                18,533         12,135        (56,212)

Discontinued operations:

Loss from operations of discontinued Outsourcing Business (less
     applicable income tax benefit of $5,053 for the year ended June 30, 1998)             -              -         (6,821)

Adjustment (loss) on disposal of discontinued Outsourcing Business (1999 adjustment is net of applicable income tax expense of $6,322;
     1998 loss is net of applicable income tax benefit of $46,715)                         -          8,678        (63,085)
                                                                                   ---------      ---------      ---------
Net income (loss) (see Note 12)                                                    $  18,533      $  20,813      $(126,118)
                                                                                   =========      =========      =========



Earnings (loss) per share, continuing operations, basic and fully diluted          $    1.24      $    0.80      $   (3.27)
                                                                                   =========      =========      =========

Earnings (loss)  per share, discontinued operations, basic and fully diluted             $ -      $    0.57      $   (4.07)
                                                                                   =========      =========      =========

Earnings (loss) per share, net income (loss), basic and fully diluted              $    1.24      $    1.37      $   (7.34)
                                                                                   =========      =========      =========



                             See accompanying notes

                             WATSON WYATT & COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           (Thousands of U.S. Dollars)


                                                                                  June 30,       June 30,
                                                                                    2000           1999
                                                                                  ---------      ---------
                                      ASSETS

Cash and cash equivalents                                                         $  41,410      $  35,985
Receivables from clients:
     Billed, net of allowances of $2,832 and $3,701                                  76,729         72,798
     Unbilled                                                                        66,009         63,068
                                                                                  ---------      ---------
                                                                                    142,738        135,866

Other current assets                                                                 11,705         10,834
                                                                                  ---------      ---------
     Total current assets                                                           195,853        182,685

Investment in affiliates                                                             16,615         15,306
Fixed assets, net of accumulated depreciation of $83,211 and $80,368                 45,237         42,797
Deferred income taxes                                                                53,355         56,206
Intangible assets, net of accumulated amortization of $15,288 and $13,904             8,721          7,455
Other assets                                                                         10,179          9,511
                                                                                  ---------      ---------

Total Assets                                                                      $ 329,960      $ 313,960
                                                                                  =========      =========

     LIABILITIES, REDEEMABLE COMMON STOCK AND PERMANENT SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                                          $ 167,833      $ 152,619
Income taxes payable                                                                 11,843         18,374
                                                                                  ---------      ---------
     Total current liabilities                                                      179,676        170,993

Accrued retirement benefits                                                          79,462         77,140
Deferred rent and accrued lease losses                                                5,456          9,270
Other noncurrent liabilities                                                         23,657         22,608

Minority interest in subsidiaries                                                       498            669

Redeemable Common Stock - $1 par value:
     25,000,000 shares authorized;
     14,805,145 and 16,112,416 issued
     and outstanding; at redemption value                                           115,480        107,631

Permanent shareholders' equity:
Adjustment for redemption value (greater)/less
     than amounts paid in by shareholders                                            (6,097)        11,420
Retained deficit                                                                    (64,223)       (83,209)

Cumulative translation adjustment (accumulated other
     comprehensive loss)                                                             (3,949)        (2,562)

Commitments and contingencies
                                                                                  ---------      ---------

Total Liabilities, Redeemable Common Stock and Permanent Shareholders' Equity     $ 329,960      $ 313,960
                                                                                  =========      =========



                             See accompanying notes

                             WATSON WYATT & COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Thousands of U.S. Dollars)


                                                                                             Year Ended June 30,
                                                                                   ---------------------------------------
                                                                                     2000            1999          1998
                                                                                   ---------      ---------      ---------
Cash flows from operating activities:
     Net income (loss)                                                             $  18,533      $  20,813      $(126,118)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Non-cash non-recurring compensation charge                                        -              -         69,906
         Net (adjustment) loss from Discontinued Operations                                -         (8,678)        69,906
         Provision for doubtful receivables from clients                               6,458          9,503          5,613
         Depreciation                                                                 16,025         13,680         12,849
         Amortization of deferred software and development costs
             and other intangible assets                                               1,852          1,568         12,143
         Provision for (benefit from) deferred income taxes                            2,851         (7,295)        (1,982)
         Income from affiliates                                                       (3,116)        (2,524)          (258)
         Minority interest in net income of consolidated subsidiaries                    115            217            112
         (Increase) decrease in assets (net of discontinued operations):
             Receivables from clients                                                (13,330)       (25,488)       (11,115)
             Income taxes receivable                                                       -          2,216          4,558
             Other current assets                                                       (871)        (3,889)           342
             Other assets                                                               (717)           480             76
          Increase (decrease) in liabilities (net of discontinued operations):
             Accounts payable and accrued liabilities                                 15,871         52,149         13,576
             Income taxes payable                                                     (6,531)        12,052         (3,563)
             Accrued retirement benefits                                               2,322         (5,388)        (4,169)
             Deferred rent and accrued lease losses                                   (3,814)        (3,406)        (2,262)
             Other noncurrent liabilities                                              1,810          1,132            840
         Other, net                                                                      563            514          1,603
         Discontinued operations, net                                                 (1,090)        (5,537)       (18,554)
                                                                                   ---------      ---------      ---------
         Net cash from operating activities                                           36,931         52,119         23,503
                                                                                   ---------      ---------      ---------

Cash flows used in investing activities:
     Purchases of fixed assets                                                       (20,235)       (19,684)       (16,034)
     Proceeds from sales of fixed assets                                                 495            237            623
     Acquisitions                                                                     (3,069)        (6,207)             -
     Investment in software and development costs                                          -              -         (3,000)
     Distributions from affiliates                                                     1,187          4,220          3,076
     Discontinued operations                                                               -              -        (14,750)
                                                                                   ---------      ---------      ---------
         Net cash used in investing activities                                       (21,622)       (21,434)       (30,085)
                                                                                   ---------      ---------      ---------

Cash flows used in financing activities:
     Net borrowings (repayments) on line of credit                                         -         (9,000)         9,000
     Issuances of Redeemable Common Stock                                                132         15,451          1,005
     Repurchases of Redeemable Common Stock                                           (9,347)       (15,124)       (13,141)
                                                                                   ---------      ---------      ---------
         Net cash used in financing activities                                        (9,215)        (8,673)        (3,136)
                                                                                   ---------      ---------      ---------

Effect of exchange rates on cash                                                        (669)           568         (3,134)
                                                                                   ---------      ---------      ---------

Increase (decrease) in cash and cash equivalents                                       5,425         22,580        (12,852)

Cash and cash equivalents at beginning of period                                      35,985         13,405         26,257
                                                                                   ---------      ---------      ---------

Cash and cash equivalents at end of period                                         $  41,410      $  35,985      $  13,405
                                                                                   =========      =========      =========



                             See accompanying notes

                             WATSON WYATT & COMPANY
      CONSOLIDATED STATEMENTS OF CHANGES IN PERMANENT SHAREHOLDERS' EQUITY
                           (Thousands of U.S. Dollars)


                                                                                                Adjustment for
                                                                                               Redemption Value
                                                                             Cumulative      (Greater)/Less Than
                                                          Retained           Translation      Amounts Paid in by
                                                           Deficit              Loss            Shareholders            Total
                                                         -----------        -------------    -------------------     -----------
Balance at June 30, 1997                                  $  24,633           $     836           $ (37,674)          $ (12,205)

Comprehensive Loss:
     Net loss                                              (126,118)                  -                   -            (126,118)
     Foreign currency translation adjustment                      -              (3,752)                  -              (3,752)
                                                                                                                      ---------
Total Comprehensive Loss                                                                                               (129,870)
Effect of repurchases of 2,410,425 shares of
     common stock (various prices per share)                 (5,349)                  -               5,349                   -
Adjustment of redemption value for change
     in formula book value per share                              -                   -             (12,341)            (12,341)
Adjustment of redemption value for non-recurring
     compensation charge (see Note 12)                            -                   -              69,906              69,906
                                                          ---------           ---------           ---------           ---------

Balance at June 30, 1998                                   (106,834)             (2,916)             25,240             (84,510)

Comprehensive Income:
     Net income                                              20,813                   -                   -              20,813
     Foreign currency translation adjustment                      -                 354                   -                 354
                                                                                                                      ---------
Total Comprehensive Income                                                                                               21,167
Effect of repurchases of 2,361,542 shares of
     common stock (various prices per share)                  2,812                   -              (2,812)                  -
Adjustment of redemption value for change
     in Formula Book Value per share                              -                   -             (11,008)            (11,008)
                                                          ---------           ---------           ---------           ---------

Balance at June 30, 1999                                    (83,209)             (2,562)             11,420             (74,351)

Comprehensive Income:
     Net income                                              18,533                   -                   -              18,533
     Foreign currency translation adjustment                      -              (1,387)                  -              (1,387)
                                                                                                                      ---------
Total Comprehensive Income                                                                                               17,146
Effect of repurchases of 1,326,971 shares of
     common stock (various prices per share)                    453                   -                (453)                  -
Adjustment of redemption value for change
     in Formula Book Value per share                              -                   -             (17,064)            (17,064)
                                                          ---------           ---------           ---------           ---------

Balance at June 30, 2000                                  $ (64,223)          $  (3,949)          $  (6,097)          $ (74,269)
                                                          =========           =========           =========           =========



                             See accompanying notes

                             WATSON WYATT & COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
   (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PERCENTAGE DATA)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS - Watson Wyatt & Company (collectively referred to as "we", "Watson Wyatt" or the "Company"), together with its subsidiaries, is an international company engaged in the business of providing professional consultative services on a fee basis, primarily in the human resource areas of employee benefits and compensation, but also in other areas of specialization such as human capital consulting and human resource related technology consulting. Substantially all of our stock is held by or for the benefit of employees.

In 1998, the Company discontinued its benefits administration outsourcing business as further described in Note 14. The Consolidated Statements of Operations in 1999 and 1998 reflect the charges recorded for that discontinuation as well as for the operating results of the discontinued operations in 1998 prior to discontinuation.

USE OF ESTIMATES - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for revenue, allowances for uncollectible receivables, investments in affiliates, depreciation and amortization, profits on long-term contracts, asset write-downs, employee benefit plans, taxes and discontinued operations.

PRINCIPLES OF CONSOLIDATION - Our consolidated financial statements include the accounts of the Company and our majority-owned and controlled subsidiaries after elimination of intercompany accounts and transactions. Investments in affiliated companies over which we have the ability to exercise significant influence are accounted for using the equity method.

RECLASSIFICATIONS - Certain amounts previously presented have been reclassified to conform to the current presentation.

CASH AND CASH EQUIVALENTS - We consider short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents. Such investments were $23,500,000 at June 30, 2000, and $21,700,000 at June 30, 1999.

RECEIVABLES FROM CLIENTS - Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Services rendered are generally billed on a monthly basis using fee arrangements defined at the inception of the project. Unbilled receivables are stated at their estimated net realizable value.

REVENUE RECOGNITION - For consulting services, revenue from clients are recorded as services are performed and are presented net of write-offs and uncollectible amounts. Revenue from long-term contracts is recognized on the percentage of completion basis. Anticipated contract losses are recognized as they become known. We recognize revenue for administrative and record-keeping operations as earned.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) which summarizes certain of the staff's views on revenue recognition. Our revenue recognition policies have been and continue to be in accordance with SAB 101.

INTANGIBLE ASSETS - Intangible assets consist primarily of goodwill related to the excess cost over net assets of purchased companies. Goodwill is generally amortized on a straight-line basis over seven to fifteen years. We regularly assess the recoverability of unamortized goodwill and other long-lived assets by comparing the probable future cash flows with the net book value of the underlying assets. Losses so identified are then measured as the difference between the net book value of the asset and the discounted present value of the cash flows and are recorded as identified.

EMPLOYEE RECEIVABLES - We had outstanding employee receivables included in other current and noncurrent assets of $2,173,000 and $2,440,000 at June 30, 2000 and June 30, 1999, respectively, related primarily to employee relocations.

FOREIGN CURRENCY TRANSLATION - Gains and losses on foreign currency transactions are recognized currently in the consolidated statements of operations. Assets and liabilities of our subsidiaries outside the United States are translated into the reporting currency, the U.S. dollar, based on exchange rates at the balance sheet date. Revenue and expenses of our subsidiaries outside the United States are translated into U.S. dollars at the average exchange rates during the year. Gains and losses on translation of our equity interests in our subsidiaries outside the United States are not included in the consolidated statements of operations but are reported separately and accumulated as the cumulative translation gain or loss within permanent shareholders' equity in the consolidated balance sheets. Foreign currency translation gains or losses on intercompany receivables and payables are not recognized because such amounts are considered to be permanent and are not expected to be liquidated.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of our cash and cash equivalents, short-term investments, receivables from clients and notes and accounts payable and accrued liabilities approximates fair value because of the short maturity and ready liquidity of those instruments. We had no borrowings outstanding under our revolving credit agreement at June 30, 2000 and June 30, 1999. We know of no event of default that would require us to satisfy the guarantees described in Notes 9 and 16 other than as reflected in the Consolidated Financial Statements.

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of certain cash and cash equivalents, short-term investments and receivables from clients. We invest our excess cash with high quality financial institutions. Concentrations of credit risk with respect to receivables from clients are limited due to our large number of customers and their dispersion across many industries and geographic regions.

EARNINGS PER SHARE - The computation of earnings per share is based upon the weighted average number of shares of redeemable common stock outstanding. The number of shares (in thousands) used in the computation is 15,000 in fiscal year 2000, 15,215 in fiscal year 1999, and 17,170 in fiscal year 1998.

COMPREHENSIVE INCOME - In fiscal year 1999, we adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." Comprehensive income includes net income and changes in the cumulative foreign currency translation gain or loss. For the years ended June 30, 2000, 1999 and 1998, comprehensive income (loss) totaled $17,146,000, $21,167,000 and $(129,870,000), respectively.

NOTE 2 - CASH FLOW INFORMATION

Net cash from operating activities in the consolidated statements of cash flows includes cash payments for:


                                                                                 YEAR ENDED JUNE 30
                                                                    -------------------------------------------

                                                                       2000            1999              1998
                                                                       ----            ----              ----
Interest expense                                                    $     1,879    $     1,889        $   2,639
Income taxes                                                        $    21,707    $     5,462        $  18,679


NOTE 3 - INVESTMENTS IN AFFILIATES

Entities accounted for under the equity method are:


                                                                                              June 30
                                                                    Ownership       ---------------------------
                                                                    Interest            2000            1999
                                                                    --------            ----            ----
Watson Wyatt Partners                                                  10.0%        $   11,113      $   9,265
Watson Wyatt Holdings (Europe) Limited                                 25.0%             5,502          6,041
                                                                                    ----------      ---------

Total Investment in Affiliates                                                      $   16,615      $  15,306
                                                                                    ==========      =========


On April 1, 1995, we transferred our United Kingdom ("U.K.") operations to Watson Wyatt Partners, formerly R. Watson & Sons ("Watsons"), an actuarial partnership based in the U.K., and received a beneficial interest in Watsons and a 10% interest in a defined profit pool of Watsons. We also transferred our Continental European operations to a newly-formed holding company, Watson Wyatt Holdings (Europe) Limited ("WWHE"), jointly owned and controlled by us and Watsons, in exchange for 50.1% of its shares. The Company's historical basis in the assets and liabilities carried over. Effective July 1, 1998, we sold one half of our investment in WWHE to Watsons; no gain or loss was recognized on the transaction.

Our interest in Watsons is an investment in a general partnership. We retain the ability to exercise significant influence over WWHE. As a result, both investments are accounted for under the equity method.

At June 30, 2000, our investments in WWHE and Watsons exceeded our share of the underlying net assets by $2,047,000 due primarily to the capitalization of external transaction costs incurred by us. This basis differential is being amortized over periods of 10 to 15 years.

The Company's pre-tax income from affiliates includes the following:


                                                                         Year Ended June 30
                                                                ------------------------------------
                                                                   2000        1999           1998
Equity in income from affiliates                                $  3,326     $  2,760       $    724
Amortization of basis differential                                  (210)        (236)          (466)
                                                                --------     --------       --------

Income from affiliates                                          $  3,116     $  2,524       $    258
                                                                ========     ========       ========


Combined summarized balance sheet information at June 30 for the Company's affiliates follows:


                                                                  2000          1999
                                                                  ----          ----
Current assets                                                  $ 155,980    $ 117,717
Noncurrent assets                                                  17,920       17,286
                                                                ---------    ---------

       Total assets                                             $ 173,900    $ 135,003
                                                                =========    =========

Current liabilities                                             $  64,640    $  65,171
Noncurrent liabilities                                             52,283       30,810
Shareholders' equity                                               56,977       39,022
                                                                ---------    ---------

       Total liabilities & shareholders' equity                 $ 173,900    $ 135,003
                                                                =========    =========


Our operating results include our proportionate share of income from equity investments from the dates of investment. Combined summarized operating results for the years ended June 30, reported by the affiliates follow:


                                                                    2000          1999           1998
                                                                    ----          ----           ----
Revenue                                                         $   224,507   $   206,463    $   173,012
Operating expenses                                                  166,265       155,330        135,577
                                                                -----------   -----------    -----------

Income before tax                                               $    58,242   $    51,133    $    37,435
                                                                ===========   ===========    ===========

Net income                                                      $    58,312   $    51,116    $    38,176
                                                                ===========   ===========    ===========


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

The components of fixed assets are:


                                                                                     June 30
                                                                      -------------------------------
                                                                           2000                1999
                                                                           ----                ----
Furniture, fixtures and equipment                                     $       98,578    $      96,096
Leasehold improvements                                                        29,870           27,069
                                                                      --------------    -------------
                                                                             128,448          123,165
Less: accumulated depreciation
     and amortization                                                        (83,211)         (80,368)

     Net fixed assets                                                 $       45,237    $      42,797
                                                                      ==============    =============


NOTE 5 - PENSION AND SAVINGS PLANS

In fiscal year 1999, we adopted the revised disclosure requirements of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 standardized the disclosure of pensions and other postretirement benefits but did not change the accounting for these benefits. Prior years' information has been reclassified to conform to the 1999 disclosure format.

The noncurrent portions of accrued costs related to our principal retirement plans are:


                                                                                   June 30
                                                                      --------------------------------
                                                                           2000               1999
                                                                           ----               ----
Defined benefit retirement plans                                      $      27,905     $       28,149
Canadian Separation Allowance Plan                                            6,116              5,953
Postretirement benefits other than pensions                                  45,441             43,038
                                                                      -------------     --------------

Accrued retirement benefits                                           $      79,462     $       77,140
                                                                      =============     ==============


DEFINED BENEFIT PLANS

We sponsor both qualified and non-qualified non-contributory defined benefit pension plans covering substantially all of our associates. Under our principal plans (U.S., Canada, and Hong Kong), benefits are based on the number of years of service and the associate's compensation during the three highest paid consecutive years of service.

Contributions are limited to amounts that are currently deductible for tax purposes, and the excess of expense over such contributions and direct payments under non-qualified plan provisions is accrued.

Net periodic pension cost consists of the following components:


                                                    Year Ended June 30
                                           -------------------------------------

                                             2000          1999          1998
                                             ----          ----          ----
Service cost                               $ 23,968      $ 22,976      $ 18,340
Interest cost                                26,163        23,909        22,302
Expected return on plan assets              (40,138)      (37,437)      (31,910)
Amortization of transition obligation           201           201           201
Amortization of net unrecognized gains       (6,188)       (5,979)       (6,316)
Amortization of prior service cost            2,012         1,841         1,794
                                           --------      --------      --------

Net periodic pension cost                  $  6,018      $  5,511      $  4,411
                                           ========      ========      ========


During fiscal year 1999, we acquired a portion of KPMG's actuarial consulting services. In connection with this transaction, we recognized additional pension expense of $665,000.

The following tables set forth the changes in the projected pension benefit obligation and fair value of the pension plan assets:


                                                           June 30
                                                  ------------------------
                                                     2000           1999
Benefit obligation at beginning of year           $ 377,407      $ 353,658
Service cost                                         23,968         22,976
Interest cost                                        26,163         23,909
Actuarial gains                                     (13,959)        (8,503)
Benefit payments                                    (21,352)       (14,539)
Plan amendments                                       1,948             --
Foreign currency adjustment                            (151)           (94)
                                                  ---------      ---------
Benefit obligation at end of year                 $ 394,024      $ 377,407
                                                  =========      =========




                                                            June 30
                                                   ------------------------
                                                      2000          1999
                                                      ----          ----
Fair value of plan assets at beginning of year     $ 411,102      $ 381,398
Actual return on plan assets                          58,077         36,473
Divestitures                                            (254)            --
Company contributions                                 12,786          7,889
Benefit payments                                     (21,352)       (14,539)
Foreign currency adjustment                             (205)          (119)
                                                   ---------      ---------
Fair value of plan assets at end of year           $ 460,154      $ 411,102
                                                   =========      =========


Pension plan assets consist of domestic equity, international equity and fixed income securities.

The following table sets forth selected information for plans with accumulated benefit obligations in excess of plan assets:


                                                     June 30
                                           ----------------------------
                                                  2000       1999
                                                  ----       ----
Projected benefit obligation                $    86,620    $    86,703
Accumulated benefit obligation                   46,892         42,740
Fair value of plan assets                            --             --


The accrued pension benefit cost recognized in the Company's consolidated balance sheets is computed as follows:


                                                     June 30
                                           -------------------------
                                              2000           1999
                                              ----           ----
Funded status at end of year               $  66,384      $  33,695
Unrecognized prior service cost                9,187          9,255
Unrecognized net gain                       (101,248)       (75,579)
Unrecognized transition obligation               592            793
                                           ---------      ---------
Net accrued pension liability              $ (25,085)     $ (31,836)
                                           =========      =========

Prepaid pension benefit cost               $  38,918      $  26,691
Accrued pension benefit liability            (64,003)       (58,527)
Intangible assets                                 --             --
Accumulated other comprehensive income            --             --
                                           ---------      ---------
Net accrued pension liability              $ (25,085)     $ (31,836)
                                           =========      =========


Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal defined benefit pension plans, include:


                                                                    June 30
                                                      -------------------------------------
                                                        2000           1999          1998
                                                        ----           ----          ----
Discount rate, projected benefit obligation             7.25%          7.00%         6.75%
Discount rate, net periodic pension cost                7.00%          6.75%         7.50%
Expected long-term rate of return on assets            10.00%         10.00%        10.00%
Rate of increase in compensation levels                 5.34%          5.34%         5.80%


DEFINED CONTRIBUTION PLANS

We sponsor a savings plan which provides benefits to substantially all U.S. associates and under which we match employee contributions at 50% of the first 6% of total pay, which includes base salary, overtime and annual performance-based bonuses. Vesting of the Company match occurs after three years for new employees and is 100% for all employees hired before January 1, 1997. The expense in fiscal years 2000, 1999 and 1998 for the match was $5.6 million, $4.5 million and $5.1 million, respectively. Under the plan, we also have the ability to make discretionary profit-sharing contributions. We made no profit sharing contributions during fiscal years 2000, 1999 or 1998. We also sponsor a Canadian Separation Allowance Plan (CSAP) which provides benefits to substantially all Canadian associates. The CSAP is an unfunded book reserve arrangement; as such, the amounts due to associates are recorded as a liability in the consolidated balance sheets of the Company. CSAP expense for fiscal years 2000, 1999 and 1998 amounted to $372,000, $377,000 and $293,000, respectively.

NOTE 6 - BENEFITS OTHER THAN PENSIONS

HEALTH CARE BENEFITS

We sponsor a contributory health care plan that provides hospitalization, medical and dental benefits to substantially all U.S. associates. We accrue a liability for estimated incurred but unreported claims based on projected use of the plan as well as paid claims of prior periods. The liability totaled $2,483,000 at June 30, 2000 and $2,495,000 at June 30, 1999, and is included in accounts payable and accrued liabilities in the consolidated balance sheets.

POSTRETIREMENT BENEFITS

We provide certain health care and life insurance benefits for retired associates. The principal plans cover associates in the U.S. and Canada who have met certain eligibility requirements. Our principal plans are unfunded.

Net periodic postretirement benefit cost consists of the following components:


                                                      Year Ended June 30
                                             ---------------------------------
                                               2000         1999         1998
                                               ----         ----         ----
Service cost                                 $ 1,877      $ 1,898      $ 1,848
Interest cost                                  2,216        2,178        2,133
Amortization of transition obligation             46           46           46
Amortization of net unrecognized gains          (683)        (488)        (584)
Amortization of prior service cost              (127)        (127)        (127)
                                             -------      -------      -------

Net periodic postretirement benefit cost     $ 3,329      $ 3,507      $ 3,316
                                             =======      =======      =======


The following tables set forth the changes in the accumulated postretirement benefit obligation, Company contributions and benefit payments. Actuarial gains primarily relate to a 0.25% increase in the discount rate used in the valuation of the U.S. plan.


                                                           June 30
                                                   ----------------------
                                                     2000         1999
                                                     ----         ----
Benefit obligation at beginning of year            $ 34,981     $ 32,326
Service cost                                          1,877        1,898
Interest cost                                         2,216        2,178
Participant contributions                               267          175
Actuarial gains                                      (3,102)        (563)
Acquisitions                                             --          245
Benefit payments                                     (1,413)      (1,267)
Foreign currency adjustment                             (16)         (11)
                                                   --------     --------
Benefit obligation at end of year                  $ 34,810     $ 34,981
                                                   ========     ========



                                                          June 30
                                                   --------------------
                                                     2000         1999
                                                     ----         ----
Fair value of plan assets at beginning of          $    --      $    --
Company contributions                                1,146        1,092
Participant contributions                              267          175
Benefit payments                                    (1,413)      (1,267)
                                                   -------      -------
Fair value of plan assets at end of year           $    --      $    --
                                                   =======      =======


The accrued other postretirement benefit cost recognized in the Company's consolidated balance sheets is computed as follows:


                                                            June 30
                                                   ----------------------
                                                     2000         1999
                                                     -----        ----
Funded status at end of year                       $(34,810)    $(34,981)
Unrecognized prior service cost                      (1,198)      (1,325)
Unrecognized net gain                               (11,163)      (8,763)
Unrecognized transition obligation                      604          650
                                                   --------     --------
Net accrued postretirement liability               $(46,567)    $(44,419)
                                                   ========     ========

Prepaid postretirement benefit cost                    $ --         $ --
Accrued postretirement benefit liability            (46,567)     (44,419)
Intangible assets                                        --           --
Accumulated other comprehensive income                   --           --
                                                   --------     --------
Net accrued postretirement liability               $(46,567)    $(44,419)
                                                   ========     ========


Assumptions used in the valuation for the U.S. plan, which comprises the majority of the principal postretirement plans, include:


                                                                                       June 30
                                                                            ------------------------------
                                                                             2000        1999        1998
                                                                             ----        ----        ----
Health care cost trend, accumulated benefit obligation:
Pre-65 benefits
       (decreasing to 5.00% for 2005 and thereafter)                         8.00%       7.70%       8.40%
Post-65 benefits
       (decreasing to 5.00% for 2008 and thereafter)                         9.00%       7.10%       7.70%
Discount rate, accumulated benefit obligation
postretirement benefit                                                       7.25%       7.00%       6.75%
Discount rate, net periodic cost                                             7.00%       6.75%       7.50%


A one percentage point change in the assumed health care cost trend rates would have the following effect:


                                                    1% Increase      1% Decrease
                                                    -----------      -----------
Effect on net periodic postretirement benefit
   cost in fiscal year 2000                         $      266       $     (76)
Effect on accumulated postretirement benefit
   obligation as of June 30, 2000                        1,651          (1,714)


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:


                                                                             June 30
                                                                 -----------------------------
                                                                     2000              1999
                                                                     ----              ----
Accounts payable and accrued liabilities                         $   58,653         $   53,834
Accrued salaries and bonuses                                         83,357             68,405
Current portion of defined benefit retirement plans
    and postretirement benefits other than pensions                   2,491              9,948
Accrued vacation                                                     14,840             13,578
Advance billings                                                      8,492              6,854
                                                                 ----------         ----------
Total accounts payable and accrued liabilities                   $  167,833         $  152,619
                                                                 ===========        ==========


NOTE 8 - LEASES

We lease office space, furniture and selected computer equipment under operating lease agreements with terms generally ranging from one to ten years. We have entered into sublease agreements for some of our excess leased space. The rental expense was $44,563,000, $43,631,000 and $43,133,000 for fiscal years 2000, 1999 and 1998, respectively. Sublease income was $3,534,000, $4,208,000 and $3,905,000 for fiscal years 2000, 1999 and 1998, respectively.

Future cash outlays for operating lease commitments and cash inflows for sublease income are:


                                                Lease                Sublease
                                             Commitments              Income
                                             -----------              ------
                      2001                 $       46,633          $      4,537
                      2002                         39,908                 3,866
                      2003                         28,113                   116
                      2004                         21,593                    --
                      2005                         16,512                    --
                Thereafter                         36,310                    --
                                           --------------          ------------
                                           $      189,069          $      8,519
                                           ==============          ============


As a result of relocations and the subleasing of excess office space, we recognized lease termination losses of $0, $341,000 and $790,000 in fiscal years 2000, 1999 and 1998, respectively.


NOTE 9 - NOTE PAYABLE

We have a $120,000,000 credit facility with a group of banks at an interest rate that varies with LIBOR and/or the Prime Rate, plus an annual commitment fee that varies with our financial leverage and is paid on the unused portion of the credit facility. No amounts were outstanding under the revolving portion of the credit facility as of June 30, 2000 or 1999. The credit facility requires us to observe certain covenants (including requirements as to minimum net worth and other financial and restrictive covenants) and is secured by a blanket lien on all assets. At June 30, 2000 we were in compliance with all covenants under the credit facility. The revolving portion of the credit facility is scheduled to mature on June 30, 2003.

Of the total credit line, $95,000,000 is available to us as revolving credit for operating needs, $2,225,000 of which is unavailable as a result of support required for letters of credit issued under the credit line. The remaining $25,000,000 is available to secure loans to associates for the purchase of redeemable common stock made available under our Stock Purchase Program. We guarantee these loans to our shareholders, the aggregate outstanding balances of which totaled $14,385,000 and $20,316,000 at June 30, 2000 and 1999,
respectively. Shares totaling 3,273,000 and 4,735,000 of the Company's redeemable common stock were pledged by shareholders to secure these loans at June 30, 2000 and 1999, respectively.

NOTE 10 - REDEEMABLE COMMON STOCK

Substantially all of our redeemable common stock is held by or for the benefit of our employees and, pursuant to our bylaws, is subject to certain restrictions. In connection with these restrictions, we have the following rights and obligations regarding purchases and sales of our common stock:

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

Pursuant to our bylaws, the price for all sales by the Company of redeemable common stock is the formula book value per share (defined in the bylaws as "Formula Book Value") of such stock as of the last day of the preceding year. Amounts paid by the Company to repurchase redeemable common stock are equal to the formula book value as of the prior year end, adjusted to reflect the pro rata appreciation in the formula book value per share from the last day of the preceding year to the end of the current year and pro rata dividends paid during the year.

Formula book value as used herein means the net book value of our redeemable common stock as of June 30, 1996, increased or decreased by net income or losses, and all other Generally Accepted Accounting Principles ("GAAP") basis increases or decreases to net book value occurring after June 30, 1996, adjusted to (i) spread the economic impact of certain real estate sublease losses over the remaining life of the sublease, (ii) eliminate annual changes in the currency translation adjustment occurring after June 30, 1996, and (iii) eliminate the after tax increases or decreases in net book value recorded in accordance with GAAP as a result of the discontinuation of the benefits administration outsourcing business. The formula book value was $7.80 at June 30, 2000 and $6.68 at June 30, 1999.

The following schedule computes the formula book value per share at June 30:

                                                                2000         1999
                                                                ----         ----
Consolidated net worth (1)                                   $ 46,200     $ 36,882
Adjustment for the compensation survey items:
       50% of consolidated income received
       from compensation survey business                        5,915        5,915

Add:  Adjustment for after-tax effect of discontinuation
         of benefits administration outsourcing business       61,228       61,228

Add:  Adjustment for after-tax effect of lease losses           2,137        3,606
                                                             --------     --------

Formula book value of redeemable common stock                $115,480     $107,631
                                                             ========     ========

Number of shares of redeemable common stock outstanding        14,805       16,112
                                                               ======       ======

Formula book value per share of redeemable common stock      $   7.80     $   6.68
                                                             ========     ========


     (1) After adjusting for currency translation as specified in the Company's bylaws of $4,989 in 2000 and $3,602 in 1999 and redemption value of redeemable common stock of $115,480 at June 30, 2000, and $107,631 at June 30, 1999.

In view of our obligation to repurchase our redeemable common stock, the Securities and Exchange Commission requires that the redemption value of outstanding shares be classified as redeemable common stock and not be portrayed as permanent capital. The amount presented as redeemable common stock outside the permanent shareholders' equity section is stated as the amount at which we would be required to repurchase shares at the most recent fiscal year end formula book value per share. In the permanent shareholders' equity section, the "adjustment for redemption value less (greater) than amounts paid/deemed paid in by shareholders" represents the amount that the redeemable value is less than (exceeds) the cost of the stock.

                                                 Number of          Redeemable
                                                  Shares           Common Stock
                                                  ------           ------------
Balance at June 30, 1997                        18,130,430        $    96,091

Redemption of shares                            (2,410,425)           (13,141)

Issuance of shares                                 196,752              1,005

Adjustment of redemption value for
  change in formula book value per share              --               12,341

Balance at June 30, 1998                        15,916,757        $    96,296

Redemption of shares                            (2,361,542)           (15,124)

Issuance of shares                               2,557,201             15,451

Adjustment of redemption value for
  change in formula book value per share              --               11,008

Balance at June 30, 1999                        16,112,416        $   107,631

Redemption of shares                            (1,326,971)            (9,347)

Issuance of shares                                  19,700                132

Adjustment of redemption value for
  change in formula book value per share              --               17,064

Balance at June 30, 2000                        14,805,145        $   115,480


We sponsor a Stock Purchase Plan ("SPP") which allows virtually all associates to become shareholders. There was no formal stock sale under the SPP in fiscal year 2000, although during this period we received $132,000 from four private placements of an aggregate of 19,700 shares of stock under Section 4(2) of the Securities Act. During the fiscal year ended June 30, 1999, we received $15,451,000 from the sale of 2,557,201 shares of stock under the SPP.

NOTE 11 - INCOME TAXES

The provision for income taxes is based upon reported income before income taxes. Deferred income tax assets and liabilities reflect the effect of temporary differences between the assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. The Company recognizes deferred tax assets if it is more likely than not that a benefit will be realized.

The components of the continuing operations income tax provision before minority interest and discontinued operations include:

                                                     Year Ended June 30
                                                     ------------------
                                           2000             1999             1998
                                           ----             ----             ----
Current tax expense:
        U.S                             $  5,276         $ 10,817         $  9,972
        State and local                      438            4,050            3,324
        Foreign                            6,630            3,877            1,820
                                           -----            -----            -----
                                          12,344           18,744           15,116
                                          ------           ------           ------

Deferred tax (benefit) expense:
        U.S                                1,601           (5,776)            (337)
        State and local                    3,231           (1,407)          (1,706)
        Foreign                           (1,981)            (113)              61
                                          ------             ----               --
                                           2,851           (7,296)          (1,982)
                                           -----           ------           ------
Total provision for income taxes        $ 15,195         $ 11,448         $ 13,134
                                        ========         ========         ========


Current foreign tax expense attributable to income from continuing operations was net of approximately $180,000, representing the tax benefit of a net operating loss carryover for the year ended June 30, 2000. There was no such benefit in the years ended June 30, 1999 and 1998.

Deferred income tax assets (liabilities) included in the consolidated balance sheets at June 30, 2000 and June 30, 1999 are comprised of the following:

                                                              June 30
                                                              -------
                                                       2000              1999
                                                       ----              ----
Foreign temporary differences                       $   (722)        $ (2,595)
                                                    --------         --------
     Gross deferred tax liabilities                     (722)          (2,595)
                                                        ----           ------
Cash method of accounting for U.S. income
     tax purposes                                      2,475            3,744
Difference between book and tax depreciation           4,573            3,202
Accrued retirement benefits                           33,817           37,137
Amortization of deferred rent                          3,804            5,697
Foreign temporary differences                          5,125            6,367
Foreign net operating loss carryforwards               1,617            1,989
Discontinued operations exit costs                     6,562            7,230
Tax credit carryforwards                               1,042             --
Other                                                    241              317
                                                         ---              ---

     Gross deferred tax assets                        59,256           65,683
                                                      ------           ------
     Deferred tax assets valuation allowance          (5,179)          (6,882)
                                                      ------           ------
     Net deferred tax asset                         $ 53,355         $ 56,206
                                                    ========         ========


At June 30, 2000 we had foreign tax credit carryforwards for U.S. tax purposes of $393,000, which expire in 2002 through 2005. At June 30, 2000, we had unused loss carryforwards for tax purposes in various jurisdictions outside the U.S. amounting to $5,749,000, of which $4,171,000 can be indefinitely carried forward under local statutes. The remaining foreign loss carryforwards will expire, if unused, in varying amounts from 2001 through 2008. The valuation allowance applies to the tax effect of the foreign net operating loss carryforwards $(1,617,000), the tax effect of certain foreign temporary expenses $(3,169,000) and foreign tax credit carryovers $(393,000) for which realizability is considered uncertain.

The net change in the valuation allowance of $1,703,000 in fiscal year 2000 and $611,000 in fiscal year 1999 is due primarily to the tax effect of the change in realizable foreign net operating losses, foreign tax credits and non-deductible foreign expenses.

Domestic and foreign components of income (loss) before taxes, minority interest and discontinued operations for each of the three years ended June 30 are as follows:

                           2000             1999              1998
                           ----             ----              ----
          Domestic        $ 22,581        $ 15,203         $(47,435)
          Foreign           11,262           8,597            4,469
                          --------        --------         --------

                          $ 33,843        $ 23,800         $(42,966)
                          ========        ========         ========


The reported income tax provision for continuing operations differs from the amounts that would have resulted had the reported income before income taxes been taxed at the U.S. federal statutory rate. The principal reasons for the differences between the actual amounts provided and those which would have resulted from the application of the U.S. federal statutory tax rate are as follows:

                                                                          Year Ended June 30
                                                                          ------------------
                                                              2000               1999              1998
                                                              ----               ----              ----
Tax provision (benefit) at U.S. federal statutory
        tax rate of 35%                                      $ 11,845         $  8,330         $(15,038)
Increase (reduction) resulting from:
        Non-deductible compensation expense                      --               --             24,467
        Foreign income subject to higher (lower)
             foreign tax rates                                    432             (377)            (324)
        Tax benefit of foreign losses reserved, net               275              881              852
        State income taxes, net of federal tax effect           2,384            1,207            1,618
        Non-deductible amortization and other
              expenses                                          1,323              849              758
        Tax credits                                            (1,282)            --               (353)
        Other                                                     218              558            1,154
                                                                  ---              ---            -----

Income tax provision                                         $ 15,195         $ 11,448         $ 13,134
                                                             ========         ========         ========


NOTE 12 - NON-RECURRING COMPENSATION CHARGE

In accordance with generally accepted accounting principles, we recorded a charge against operating results of $69,906,000 in fiscal year 1998 as compensation expense. This charge arises because we changed the method of calculation of our formula book value during fiscal year 1998, through a shareholder vote, to eliminate from the formula book value calculation the effect of the charge taken for discontinued operations resulting from the discontinuation of our benefits administration outsourcing business.

The non-recurring compensation charge does not represent a call against Company resources and will not recur unless we modify our formula book value calculation again. We have separately disclosed in the Statement of Operations the amount of the charge so that readers of the financial statements may consider its effect on earnings and its infrequent nature.

NOTE 13 - SEGMENT INFORMATION

We are primarily organized geographically and have seven reportable segments:

          (1) U.S. East
          (2) U.S. Central
          (3) U.S. West
          (4) Asia/Pacific
          (5) Canada
          (6) Latin America
          (7) Data Services

We evaluated the performance of the segments and allocated resources to them based on net operating income. Prior year data has been restated to be consistent with current year classifications for comparative purposes.

The table below presents specified information about reported segments as of and for the year ended June 30, 2000 (in thousands):

                       U.S.          U.S.        U.S.        Asia/                      Latin         Data
                       East        Central       West       Pacific       Canada       America       Services    Total
                       ----        -------       ----       -------       ------       -------       --------    -----
Revenue (net of
   reimbursable
   expenses)         $214,223     $176,135     $ 79,127     $ 59,747     $ 43,975     $  8,082     $ 12,337     $593,626

Net operating
   income              56,806       34,517        9,058       10,187        3,739          460        4,318      119,085
Interest expense        1,307        1,027          205         --            229          152         --          2,920
Depreciation &
   amortization         6,123        4,796        3,483        1,444        1,389          214          148       17,597
Receivables            48,287       44,668       14,811       15,259       11,723        2,979         --        137,727
Income from
   affiliates            --           --           --           --           --           --           --          3,116


The table below presents specified information about reported segments as of and for the year ended June 30, 1999 (in thousands):

                        U.S.        U.S.          U.S.        Asia/                     Latin         Data
                        East       Central        West       Pacific      Canada       America      Services      Total
                        ----       -------        ----       -------      ------       -------      --------      -----
Revenue (net of
   reimbursable
   expenses)         $188,697     $154,937     $ 73,453     $ 48,688     $ 41,525     $  7,115     $ 12,593     $527,008
Net operating
   income              45,522       27,351        1,382        6,258        2,772          141        4,241       87,667
Interest expense        1,158          856          471           17          300           98         --          2,900
Depreciation &
   amortization         5,950        4,414        3,351        1,281        1,186          143          177       16,502
Receivables            47,198       39,905       18,730       12,729       12,491        2,527         --        133,580
Income from
   affiliates            --           --           --           --           --           --           --          2,524


The table below presents specified information about reported segments as of and for the year ended June 30, 1998 (in thousands):

                       U.S.          U.S.         U.S.        Asia/                     Latin         Data
                       East        Central        West       Pacific      Canada       America      Services      Total
                       ----        -------        ----       -------      ------       -------      --------      -----
Revenue (net of
   reimbursable
   expenses)         $157,524     $140,935     $ 82,286     $ 42,374     $ 40,664     $  7,215     $ 13,253     $484,251

Net operating
   income              28,286       25,127       10,476           65        4,315          574        3,742       72,585
Interest expense          963          710          494           33          314           68           14        2,596
Depreciation &
   amortization         5,801        3,758        2,822        1,458        1,077          149          166       15,231
Receivables            36,044       33,113       21,375       11,719       11,992        2,097         --        116,340

Income from
   affiliates            --           --           --           --           --           --           --            258



Information about interest income and tax expense is not presented as a segment expense because it is not considered a responsibility of the segment's operating management.

A reconciliation of the information reported by segment to the consolidated amounts follows for the years ended June 30:

                                                                           2000          1999          1998
                                                                           ----          ----          ----
REVENUE:

Total segment revenue                                                   $ 593,626     $ 527,008     $ 484,251
Reimbursable expenses not included in segment revenue                      30,829        30,426        28,686

Other, net                                                                    128          (574)         (277)
                                                                              ---          ----          ----
Consolidated revenue                                                    $ 624,583     $ 556,860     $ 512,660
                                                                        =========     =========     =========

NET OPERATING INCOME:
Total segment income                                                    $ 119,085     $  87,667     $  72,585
Non-recurring compensation charge                                            --            --         (69,906)
Sublease loss                                                                --            (341)         (790)
Income from affiliates                                                      3,116         2,524           258
Differences in allocation methods for depreciation,
   G&A and pension costs                                                   (3,218)        1,277        (6,208)
Gain on sale of business units                                                583         2,723         3,093
Bonuses and stock incentive bonus plan                                    (81,560)      (67,194)      (37,400)
Other, net                                                                 (4,163)       (2,856)       (4,598)
                                                                           ------        ------        ------
Consolidated pretax income (loss) from continuing operations            $  33,843     $  23,800     $ (42,966)
                                                                        =========     =========     =========

INTEREST EXPENSE:
Total segment expense                                                   $   2,920     $   2,900     $   2,596
Differences in allocation method                                           (1,044)         (254)          172
                                                                           ------          ----           ---
Consolidated interest expense                                           $   1,876     $   2,646     $   2,768
                                                                        =========     =========     =========

DEPRECIATION & AMORTIZATION:
Total segment expense                                                   $  17,597     $  16,502     $  15,231
Capitalized software amortization, not allocated to segments                 --            --          12,267
Goodwill amortization, not allocated to segments                            1,852         1,568           549
Differences in allocation method and other                                 (1,571)       (2,822)       (3,053)
                                                                           ------        ------        ------
Consolidated depreciation and amortization expense                      $  17,878     $  15,248     $  24,994
                                                                        =========     =========     =========

RECEIVABLES:
Total segment receivables - billed and unbilled                         $ 137,727     $ 133,580     $ 116,340
Net valuation differences and receivables of discontinued operations        5,011         2,286        13,056
                                                                            -----         -----        ------
Total billed and unbilled receivables                                     142,738       135,866       129,396
Assets not reported by segment                                            187,222       178,094       138,914
                                                                          -------       -------       -------
Consolidated assets                                                     $ 329,960     $ 313,960     $ 268,310
                                                                        =========     =========     =========


The following represents total revenue and long lived assets information by geographic area as of and for the years ended June 30:

                                        Revenue                               Long Lived Assets
                                        -------                               -----------------
                      2000          1999         1998                    2000          1999          1998
                      ----          ----         ----                    ----          ----          ----
United States      $512,826      $464,521      $424,246               $ 50,772      $ 53,618      $ 48,108
Foreign             111,757        92,339        88,414                 29,980        21,451        19,882
                   $624,583      $556,860      $512,660               $ 80,752      $ 75,069      $ 67,990
                   ========      ========      ========               ========      ========      ========


Revenue is based on the country of domicile for the legal entity that originated the revenue. Exclusive of the United States, revenue from no single country constituted more than 10% of consolidated revenue. Revenue from no single customer constituted more than 4% of consolidated revenue.

NOTE 14 - DISCONTINUED OPERATIONS

During fiscal year 1998, we discontinued our benefits administration outsourcing business, including our investment in our affiliate, Wellspring Resources LLC ("Wellspring"), pursuant to a Redemption, Restructuring, and Indemnity Agreement ("the Restructuring Agreement") by which Wellspring redeemed our 50% interest in Wellspring effective April 1, 1998. The restructuring effected, pursuant to the Restructuring Agreement, the implementation of a discontinuation plan approved by our Board of Directors on February 18, 1998. Under the Restructuring Agreement, certain outsourcing contracts retained by us when Wellspring was initially formed in 1996 ("Retained Clients") continued to be performed until their respective contract expirations.

In connection with the restructuring, we agreed to indemnify Wellspring for certain costs and losses as a result of services provided by Wellspring on our behalf. Further, we were released from certain liabilities relating to the Wellspring business in connection with the redemption.

In 1998, we recorded a pre-tax loss on discontinuation of $109,800,000, which included the $45,200,000 write-off of our investment in Wellspring, a $14,000,000 write-off of net capitalized software development costs for the retained clients and a $50,600,000 provision for completion of any obligations to clients, vendors or our former venture partner.

In October 1998, we consummated agreements with the remaining retained clients, Wellspring, and our former venture partner to transfer operating responsibility for these clients to Wellspring, clarifying the remaining future obligations and costs related to the discontinuation. Management believes that savings of $25,000,000 compared with initial estimates made in the third quarter of fiscal 1998 and $15,000,000 from the amount provided at June 30, 1998 will be realized from these events. We reduced the amount of our provision for losses from disposal of the benefits administration outsourcing business in the second quarter of fiscal year 1999. A credit to income of $15,000,000, less the associated tax expense of $6,322,000, is reflected in the Consolidated Statement of Operations for fiscal year 1999 in the line "Adjustment (loss) on disposal of discontinued outsourcing business."

NOTE 15 - RELATED PARTY TRANSACTIONS

In connection with the contractual servicing of the retained clients (as defined in Note 16 of this report) which continued through September 1998, Wellspring provided the services to those clients on our behalf. Expenses charged to us by Wellspring for such services for fiscal 1999 and 1998 were $11,600,000 and $41,811,000, respectively. Our obligation to service the retained clients ceased during fiscal year 1999 and there were no amounts due to Wellspring at either June 30, 2000 or 1999.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES

We are a defendant in certain lawsuits arising in the normal course of business, some of which are in their earliest stages. Management currently foresees no material liability to the Company resulting from such litigation, and management believes that we carry adequate insurance, above reasonable deductibles, or has appropriately accrued for our exposure for any foreseeable outcome of such litigation.

As of June 30, 2000 and 1999, we and our affiliates had outstanding letters of credit of $2,225,000.

We continue to guarantee certain leases for office premises and equipment for Wellspring. Minimum remaining payments guaranteed under these leases at June 30, 2000 total $49,300,000, which expire at various dates through 2007. These leases are also jointly and severally guaranteed by our former partner in Wellspring, State Street Bank and Trust Company. The estimated loss from the potential exercise of these guarantees has been included in the loss on disposal of the benefits administration outsourcing business.

NOTE 17 - COMPANY REORGANIZATION AND LONG TERM INCENTIVE PLAN

On June 26, 2000, at a special meeting of the shareholders of Watson Wyatt & Company, the shareholders approved the following two proposals.

The first proposal was to adopt an Agreement and Plan of Merger among Watson Wyatt & Company, Watson Wyatt & Company Holdings and WW Merger Subsidiary, Inc. Under the merger agreement, among other things, the merger subsidiary will merge into Watson Wyatt & Company, and each share of Watson Wyatt & Company's currently outstanding common stock will be converted into one share of class B-1 and one share of class B-2 common stock of Watson Wyatt & Company Holdings, contingent on the consummation of the public offering of class A common stock of Watson Wyatt & Company Holdings.

The second proposal was to adopt the 2000 Long Term Incentive Plan. The Plan provides for grants of stock options and stock appreciation rights to be made by Watson Wyatt & Company Holdings to eligible employees of Watson Wyatt & Company Holdings and its subsidiaries, including Watson Wyatt & Company. This proposal is contingent on the approval of the merger, the consummation of the merger and the completion of the public offering. The Plan provides for the grant of options to employees and directors to purchase up to 4,500,000 shares of class A common stock at fair value at the date of grant. The options will expire seven years after the date of grant, subject to early termination in specific circumstances, and will vest on a pro-rata basis over five years. At June 30, 2000, no options had been granted.

                             WATSON WYATT & COMPANY
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Thousands of Dollars)


                                                      Additions      Additions Charged                              Balance at
                                 Balance at            Charged             to                                         End of
      Description             Beginning of Year    Against Revenue    Other Accounts          Deductions               Year
      -----------             -----------------    ---------------    --------------          ----------               ----
                                                         Year Ended June 30, 2000
                                                         ------------------------
     Allowance for
   doubtful accounts               $ 3,701            $ 6,458            $  --                  $(7,327)            $ 2,832

  Valuation allowance
for deferred tax assets              6,882               --               (1,703)(1)               --                 5,179


                                                         Year Ended June 30, 1999
                                                         ------------------------
     Allowance for
   doubtful accounts               $ 2,142            $ 9,503            $  --                 $(7,944)            $ 3,701

  Valuation allowance
for deferred tax assets              6,271               --                  611(2)               --                 6,882


                                                         Year Ended June 30, 1998
                                                         ------------------------
     Allowance for
   doubtful accounts               $ 2,525            $ 5,613            $  --                 $(5,996)            $ 2,142

  Valuation allowance
for deferred tax assets              3,702               --                2,569(2)               --                 6,271


(1) The net decrease in the valuation allowance is primarily due to the tax effect of the change in realizable foreign net operating losses, foreign tax credits, and other foreign temporary differences.

(2) Represents current year net operating loss carryforwards and the nondeductible foreign expenses for which realizability is considered uncertain.