Form 10-K/A
period 2000-06-30
WATSON WYATT & CO
filed 2000-09-08
CIK 892968

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

REGINA, SASKATCHEWAN POLICE. The Administrative Board of the Regina Police Superannuation and Benefit Plan filed an action against us and three individual employees in 1994 alleging errors in valuation methods, assumptions and calculations for the plan during the course of work provided for the plan since the 1970s. Discovery is concluded and expert reports have been exchanged. Unless settled earlier, trial is scheduled for January 2001. The Administrative Board seeks approximately $26 million in damages, plus interest.

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

CONNECTICUT CARPENTERS PENSION FUND. The Connecticut Carpenters Pension Fund filed an action against us in 1999 claiming errors in valuations from 1991 through 1998 that allegedly resulted in understated liabilities. The plaintiffs are seeking damages of approximately $65 million; a punitive damages claim has been dismissed. In the event that the claim is not settled, trial is anticipated in early 2001.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

The following table sets forth selected consolidated financial data of Watson Wyatt as of and for each of the years in the five year period ended June 30, 2000. The selected consolidated financial data as of June 30, 2000 and 1999 and for each of the years in the three year period ended June 30, 2000 are derived from the audited consolidated financial statements of Watson Wyatt included in this Form 10-K/A. The selected consolidated financial data as of June 30, 1998, 1997, 1996, and for each of the years ended June 30, 1997 and 1996 have been derived from audited consolidated financial statements of Watson Wyatt not included in this Form 10-K/A and have been restated to reflect our discontinued operations.

The consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K/A. Amounts are in thousands except per share data.

                                                                             YEAR ENDED JUNE 30
                                                                             ------------------

                                                       2000          1999          1998           1997          1996
                                                       ----          ----          ----           ----          ----
STATEMENTS OF OPERATIONS DATA:
(amounts are in thousands, except per share data)

Revenue                                              $ 624,583     $ 556,860     $ 512,660     $ 486,502     $ 475,298
Costs of providing services:
  Salaries and employee benefits                       332,339       298,915       268,611       252,302       250,103
  Stock incentive bonus plan                            30,283        22,610          --            --            --
  Non-recurring compensation charge                       --            --          69,906          --            --
  Professional and subcontracted services               49,608        47,863        49,907        48,827        42,450
  Occupancy, communications and other                  100,099        92,668        88,840        96,026        84,203
  General and administrative expenses                   63,596        56,578        51,759        45,696        38,656
  Depreciation and amortization                         17,878        15,248        24,994        22,094        25,541
                                                     ---------     ---------     ---------     ---------     ---------
                                                       593,803       533,882       554,017       464,945       440,953
                                                     ---------     ---------     ---------     ---------     ---------
Income (loss) from operations                           30,780        22,978       (41,357)       21,557        34,345
Other:
  Interest income                                        1,823           944           901         1,462         1,441
  Interest expense                                      (1,876)       (2,646)       (2,768)       (1,506)         (930)
Income from affiliates                                   3,116         2,524           258           105          (820)
                                                     ---------     ---------     ---------     ---------     ---------
Income (loss) before income taxes and
    minority interest                                   33,843        23,800       (42,966)       21,618        34,036
Income taxes                                            15,195        11,448        13,134         9,070        14,071
Minority interest                                         (115)         (217)         (112)         (167)         (130)
                                                     ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations                18,533        12,135       (56,212)       12,381        19,835
Discontinued operations                                   --           8,678       (69,906)      (11,483)      (10,480)
                                                     ---------     ---------     ---------     ---------     ---------
Net income (loss)                                    $  18,533     $  20,813     $(126,118)    $     898     $   9,355
                                                     =========     =========     =========     =========     =========
Earnings (loss) per share, continuing
  operations, basic and fully diluted                $    1.24     $    0.80     $   (3.27)    $    0.71     $    1.07
Earnings (loss) per share, basic and
  fully diluted                                      $    1.24     $    1.37     $   (7.34)    $    0.05     $    0.51
Weighted average shares outstanding                     15,000        15,215        17,170        17,438        18,516




                                                         AS OF JUNE 30
                                                         -------------
                                  2000          1999          1998           1997         1996
                                  ----          ----          ----           ----         ----
BALANCE SHEET DATA:
Cash and cash equivalents      $  41,410     $  35,985     $  13,405     $  26,257     $  21,694
Net working capital               16,177        11,692        23,748        21,307        18,788
Total assets                     329,960       313,960       268,310       331,778       320,819
Note payable                        --            --           9,000          --            --
Redeemable common stock          115,480       107,631        96,296        96,091        90,214
Total stockholders' deficit      (74,269)      (74,351)      (84,510)      (12,205)       (5,832)
Shares outstanding                14,805        16,112        15,917        18,130        18,262


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

Costs of providing services:

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
                                                                ===         ===       =====


FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

REVENUE. Revenue from continuing operations was $624.6 million in fiscal year 2000, compared to $556.9 million in the prior year, an increase of $67.7 million, or 12%. This revenue growth was primarily due to a $25.5 million, or 14% increase in revenue generated by our U.S. East region, a $21.2 million, or 14% increase in revenue generated by our U.S. Central region, a $5.6 million, or 8% increase in our U.S. West region, and a $2.2 million, or 4% increase in other North American regions. The revenue increase in the North American regions was due primarily to the realization of net billing rate increases, accounting for approximately $32.1 million, increased chargeable hours accounting for $10.2 million and improved management of the scope of projects, resulting in $12.2 million less net fee markdowns in fiscal year 2000 than in fiscal year 1999. In addition, our Asia/Pacific region generated $11.0 million, or 23% higher revenue than in the previous fiscal year and our Latin American region generated $1.0 million, or 14% higher revenue than in the previous fiscal year. Within North America the following individual lines of business, not all inclusive, showed the following trends: revenue for our Benefits Group was $334.3 million in fiscal year 2000, compared to $307.1 million in fiscal year 1999, an increase of $27.2 million, or 9%; revenue for our HR Technologies Group was $79.7 million in fiscal year 2000, compared to $66.3 million in fiscal year 1999, an increase of $13.4 million, or 20%; and revenue for our Human Capital Group was $49.7 million in fiscal year 2000, compared to $41.0 million in fiscal year 1999, an increase of $8.7 million, or 21%.

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

Cash from operating activities increased in 1999 compared to 1998 by $28.6 million. The increase was primarily due to the $38.6 million increase in accounts payable and accrued liabilities from fiscal year 1999 operating expenses that will be paid in fiscal year 2000. This increase was augmented by the $13.0 million decrease in the cash needed in the closedown of discontinued operations. The increase in receivables from clients of $13.4 million decreased cash that would have been provided by operations. The deferred income tax asset increased $7.3 million in fiscal year 1999 in conjunction with the increase in accounts payable and accrued liabilities, compared with a $2.0 million increase in fiscal year 1998.

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

3.2      Restated Bylaws (as amended through June 26, 2000)(7)

4        Form of Certificate Representing Common Stock(4)

10.1 Amended and Restated Credit Agreement between Watson Wyatt & Company and NationsBank, N.A. dated June 30, 1998(5)

10.2     Agreement with David B. Friend, M.D., dated October 22, 1999(6)

10.3 Lease between Watson Wyatt & Company and Marvin M. Robertson, et. al., dated January 9, 1998(6)

10.4 First Amendment to Lease between Watson Wyatt & Company and Marvin M. Robertson, et. al., dated July 13, 2000(7)

21       Subsidiaries of Watson Wyatt & Company(7)

23       Consent of the Company's Independent Accountants(3)


--------------------------------
1 Incorporated by reference from Registrant's Definitive Proxy Statement (File No. 0-20724) filed on May 24, 2000

2 Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (File No. 0-20724), filed on September 16, 1996

3    Filed with this Form 10-K/A

4 Incorporated by reference from Registrant's Initial Statement on Form 10 (File No. 0-20742), filed on October 13, 1992

5 Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 0-20724), filed on September 24, 1998

6 Incorporated by reference to Watson Wyatt & Company Holding's Registration Statement on Form S-4, Amendment No 1. (File No. 33-94975), filed on March 17, 2000

7 Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 0-20724), filed on August 25, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WATSON WYATT & COMPANY
                                      (Registrant)

Date:    September 8, 2000            By:  /s/ JOHN J. HALEY
                                           ----------------------------------
                                           John J. Haley
                                           President and Chief Executive Officer

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

Signature                               Title                                         Date
---------                               -----                                         ----
/s/ John J. Haley                President, Chief Executive Officer 8/25/00
John J. Haley                    and Director

/s/ Carl D. Mautz                Vice President and Chief                           9/8/00
Carl D. Mautz                    Financial Officer

/s/ Peter L. Childs              Controller                                         9/8/00
Peter L. Childs

/s/ Thomas W. Barratt            Vice President and Director                        9/8/00
Thomas W. Barratt

/s/ Paula A. Delisle             Vice President and Director                        9/8/00
Paula A. DeLisle

/s/ Barbara H. Franklin          Director                                           9/8/00

Barbara H. Franklin

/s/ David B. Friend              Vice President and Director                        9/8/00
David B. Friend

/s/ John J. Gabarro              Director                                           9/8/00

John J. Gabarro


SIGNATURE                        TITLE                                              DATE
/s/ Ira T. Kay                   Vice President and Director                        9/8/00
Ira T. Kay

/s/ Brian E. Kennedy             Vice President and Director                        9/8/00
Brian E. Kennedy

/s/ Eric P. Lofgren              Vice President and Director                        9/8/00
Eric P. Lofgren

/s/ Robert D. Masding            Director                                           9/8/00
Robert D. Masding

/s/ R. Michael McCullough        Director                                           9/8/00
R. Michael McCullough

/s/ Gail E. McKee                Vice President and Director                        9/8/00
Gail E. McKee

/s/ KEVIN L. MEEHAN              Vice President and Director                        9/8/00
Kevin L. Meehan

/s/ GILBERT T. RAY               Director                                           9/8/00
Gilbert T. Ray

/s/ John A. Steinbrunner         Vice President and Director                        9/8/00
John A. Steinbrunner

/s/ A. Grahame Stott             Vice President and Director                        9/8/00
A. Grahame Stott

/s/ CHARLES P. WOOD, JR          Vice President and Director                        9/8/00
Charles P. Wood, Jr


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Watson Wyatt & Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 18 of this Form 10-K/A present fairly, in all material respects, the financial position of Watson Wyatt & Company and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 18 of this Form 10-K/A presents fairly, in all material respects, the information, set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinions expressed above.


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

Costs of providing services:
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
                                                                                   =========      =========      =========



                             See accompanying notes

                             WATSON WYATT & COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           (Thousands of U.S. Dollars)


                                                                                  June 30,       June 30,
                                                                                    2000           1999
                                                                                  ---------      ---------
                                      ASSETS

Cash and cash equivalents                                                         $  41,410      $  35,985
Receivables from clients:
     Billed, net of allowances of $2,832 and $3,701                                  76,729         72,798
     Unbilled, net of allowances of $676 and $796                                    66,009         63,068
                                                                                  ---------      ---------
                                                                                    142,738        135,866

Other current assets                                                                 11,705         10,834
                                                                                  ---------      ---------
     Total current assets                                                           195,853        182,685

Investment in affiliates                                                             16,615         15,306
Fixed assets, net of accumulated depreciation of $83,211 and $80,368                 45,237         42,797
Deferred income taxes                                                                53,355         56,206
Intangible assets, net of accumulated amortization of $15,288 and $13,904             8,721          7,455
Other assets                                                                         10,179          9,511
                                                                                  ---------      ---------

Total Assets                                                                      $ 329,960      $ 313,960
                                                                                  =========      =========

     LIABILITIES, REDEEMABLE COMMON STOCK AND PERMANENT SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                                          $ 167,833      $ 152,619
Income taxes payable                                                                 11,843         18,374
                                                                                  ---------      ---------
     Total current liabilities                                                      179,676        170,993

Accrued retirement benefits                                                          79,462         77,140
Deferred rent and accrued lease losses                                                5,456          9,270
Other noncurrent liabilities                                                         23,657         22,608

Minority interest in subsidiaries                                                       498            669

Redeemable Common Stock - $1 par value:
     25,000,000 shares authorized;
     14,805,145 and 16,112,416 issued
     and outstanding; at redemption value                                           115,480        107,631

Permanent shareholders' equity:
Adjustment for redemption value (greater)/less
     than amounts paid in by shareholders                                            (6,097)        11,420
Retained deficit                                                                    (64,223)       (83,209)

Cumulative translation adjustment (accumulated other
     comprehensive loss)                                                             (3,949)        (2,562)

Commitments and contingencies
                                                                                  ---------      ---------

Total Liabilities, Redeemable Common Stock and Permanent Shareholders' Equity     $ 329,960      $ 313,960
                                                                                  =========      =========



                             See accompanying notes

                             WATSON WYATT & COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Thousands of U.S. Dollars)


                                                                                             Year Ended June 30,
                                                                                   ---------------------------------------
                                                                                     2000            1999          1998
                                                                                   ---------      ---------      ---------
Cash flows from operating activities:
     Net income (loss)                                                             $  18,533      $  20,813      $(126,118)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Non-cash non-recurring compensation charge                                        -              -         69,906
         Net (adjustment) loss from Discontinued Operations                                -         (8,678)        69,906
         Provision for doubtful receivables from clients                               6,338          9,086          6,158
         Depreciation                                                                 16,025         13,680         12,849
         Amortization of deferred software and development costs
             and other intangible assets                                               1,852          1,568         12,143
         Provision for (benefit from) deferred income taxes                            2,851         (7,295)        (1,982)
         Income from affiliates                                                       (3,116)        (2,524)          (258)
         Minority interest in net income of consolidated subsidiaries                    115            217            112
         (Increase) decrease in assets (net of discontinued operations):
             Receivables from clients                                                (13,210)       (25,071)       (11,660)
             Income taxes receivable                                                       -          2,216          4,558
             Other current assets                                                       (871)        (3,889)           342
             Other assets                                                               (717)           480             76
          Increase (decrease) in liabilities (net of discontinued operations):
             Accounts payable and accrued liabilities                                 15,871         52,149         13,576
             Income taxes payable                                                     (6,531)        12,052         (3,563)
             Accrued retirement benefits                                               2,322         (5,388)        (4,169)
             Deferred rent and accrued lease losses                                   (3,814)        (3,406)        (2,262)
             Other noncurrent liabilities                                              1,810          1,132            840
         Other, net                                                                      563            514          1,603
         Discontinued operations, net                                                 (1,090)        (5,537)       (18,554)
                                                                                   ---------      ---------      ---------
         Net cash from operating activities                                           36,931         52,119         23,503
                                                                                   ---------      ---------      ---------

Cash flows used in investing activities:
     Purchases of fixed assets                                                       (20,235)       (19,684)       (16,034)
     Proceeds from sales of fixed assets                                                 495            237            623
     Acquisitions                                                                     (3,069)        (6,207)             -
     Investment in software and development costs                                          -              -         (3,000)
     Distributions from affiliates                                                     1,187          4,220          3,076
     Discontinued operations                                                               -              -        (14,750)
                                                                                   ---------      ---------      ---------
         Net cash used in investing activities                                       (21,622)       (21,434)       (30,085)
                                                                                   ---------      ---------      ---------

Cash flows used in financing activities:
     Net borrowings (repayments) on line of credit                                         -         (9,000)         9,000
     Issuances of Redeemable Common Stock                                                132         15,451          1,005
     Repurchases of Redeemable Common Stock                                           (9,347)       (15,124)       (13,141)
                                                                                   ---------      ---------      ---------
         Net cash used in financing activities                                        (9,215)        (8,673)        (3,136)
                                                                                   ---------      ---------      ---------

Effect of exchange rates on cash                                                        (669)           568         (3,134)
                                                                                   ---------      ---------      ---------

Increase (decrease) in cash and cash equivalents                                       5,425         22,580        (12,852)

Cash and cash equivalents at beginning of period                                      35,985         13,405         26,257
                                                                                   ---------      ---------      ---------

Cash and cash equivalents at end of period                                         $  41,410      $  35,985      $  13,405
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

RECEIVABLES FROM CLIENTS - Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Services rendered are generally billed on a monthly basis using fee arrangements defined at the inception of the project. Unbilled receivables are stated at full billing rates less an allowance for unbillable amounts.

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

STOCK-BASED COMPENSATION - We have elected to follow Accounting Principles
Board Opinion No. 25, Accounting for Stock Issued to Employees, for the stock option plan adopted in fiscal year 2000. See Note 17. Compensation expense, if any, would be recorded and measured as the difference between the fair market value of the stock at the date of the grant and the option price. The compensation expense would be recognized over the five-year vesting period identified in the plan. For any cash based, non-stock awards, such as stock appreciation rights, compensation expense will be recognized over the vesting period to the extent that the market price of the stock increases. We have elected the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Management expects any compensation expense recognized under the stock option plan to be immaterial to our financial statements.

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

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES

We are a defendant in certain lawsuits arising in the normal course of business, some of which are in their earliest stages. There are no such matters that management believes will have a material impact on our financial statements.

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

Because the Plan provides for stock options with an exercise price that is equal to fair market value of the common stock at the date of grant and because there are no uncertainties that would require variable accounting, no compensation expense will result. In a few foreign jurisdictions where option grants are impractical, we will issue stock appreciation rights, which will result in the recognition of compensation expense over a vesting period to the extent that the market price of the stock increases. Management believes that any compensation expense resulting from the issuance of stock appreciation rights will be immaterial.

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