Form 10-K/A
period 2000-06-30
WATSON WYATT & CO
filed 2000-09-28
CIK 892968

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 Amendment No. 1
                                   FORM 10-K/A


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


This Amendment No. 1 to the Annual Report on Form 10-K/A for Watson Wyatt & Company for the fiscal year ended June 30, 2000 is being filed to amend Part III by adding the information required by Items 10, 11, 12 and 13.

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


CONNECTICUT CARPENTERS PENSION FUND. The Connecticut Carpenters Pension Fund filed an action against us in 1999 claiming errors in valuations from 1991 through 1998 that allegedly resulted in understated liabilities. The plaintiffs are seeking damages of approximately $65 million; a punitive damage claim has been dismissed. In the event that the claim is not settled, trial is anticipated in early 2001.



SOCIETE INTERNATIONALE DE TELECOMMUNICATIONS AERONAUTIQUE S.C. (SITA). In 1999, a law firm representing SITA, a French based cooperative, notified Watson Wyatt Partners, our European alliance partner, of a claim involving alleged errors in the design of a global employee stock plan which includes work performed by a former subsidiary that is now owned by Watson Wyatt Holdings (Europe) Limited. The claim alleges damages that could exceed $75 million. Formal proceedings have yet to be commenced and the parties have informally exchanged information pursuant to English legal procedures. Although the parties concerned are in discussions about the claim, unless a settlement is reached, proceedings might be commenced as early as October 2000 against Watson Wyatt Partners and/or The Watson Wyatt Company (UK) Limited, one of our subsidiaries.

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

                                                                             YEAR ENDED JUNE 30
                                                                             ------------------

                                                       2000          1999          1998           1997          1996
                                                       ----          ----          ----           ----          ----
STATEMENTS OF OPERATIONS DATA:
(amounts are in thousands, except per share data)

Revenue                                              $ 624,583     $ 556,860     $ 512,660     $ 486,502     $ 475,298
Costs of providing services:
  Salaries and employee benefits                       332,339       298,915       268,611       252,302       250,103
  Stock incentive bonus plan                            30,283        22,610          --            --            --
  Non-recurring compensation charge                       --            --          69,906          --            --
  Professional and subcontracted services               49,608        47,863        49,907        48,827        42,450
  Occupancy, communications and other                  100,099        92,668        88,840        96,026        84,203
  General and administrative expenses                   63,596        56,578        51,759        45,696        38,656
  Depreciation and amortization                         17,878        15,248        24,994        22,094        25,541
                                                     ---------     ---------     ---------     ---------     ---------
                                                       593,803       533,882       554,017       464,945       440,953
                                                     ---------     ---------     ---------     ---------     ---------
Income (loss) from operations                           30,780        22,978       (41,357)       21,557        34,345
Other:
  Interest income                                        1,823           944           901         1,462         1,441
  Interest expense                                      (1,876)       (2,646)       (2,768)       (1,506)         (930)
Income from affiliates                                   3,116         2,524           258           105          (820)
                                                     ---------     ---------     ---------     ---------     ---------
Income (loss) before income taxes and
    minority interest                                   33,843        23,800       (42,966)       21,618        34,036
Income taxes                                            15,195        11,448        13,134         9,070        14,071
Minority interest                                         (115)         (217)         (112)         (167)         (130)
                                                     ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations                18,533        12,135       (56,212)       12,381        19,835
Discontinued operations                                   --           8,678       (69,906)      (11,483)      (10,480)
                                                     ---------     ---------     ---------     ---------     ---------
Net income (loss)                                    $  18,533     $  20,813     $(126,118)    $     898     $   9,355
                                                     =========     =========     =========     =========     =========
Earnings (loss) per share, continuing
  operations, basic and fully diluted                $    1.24     $    0.80     $   (3.27)    $    0.71     $    1.07
Earnings (loss) per share, net income (loss),
  basic and fully diluted                            $    1.24     $    1.37     $   (7.34)    $    0.05     $    0.51
Weighted average shares outstanding                     15,000        15,215        17,170        17,438        18,516




                                                         AS OF JUNE 30
                                                         -------------
                                  2000          1999          1998           1997         1996
                                  ----          ----          ----           ----         ----
BALANCE SHEET DATA:
Cash and cash equivalents      $  41,410     $  35,985     $  13,405     $  26,257     $  21,694
Net working capital               16,177        11,692        23,748        21,307        18,788
Total assets                     329,960       313,960       268,310       331,778       320,819
Note payable                        --            --           9,000          --            --
Redeemable common stock          115,480       107,631        96,296        96,091        90,214
Total stockholders' deficit      (74,269)      (74,351)      (84,510)      (12,205)       (5,832)
Shares outstanding                14,805        16,112        15,917        18,130        18,262


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

                                                                     Year ended June 30
                                                                     ------------------
                                                              2000         1999        1998
                                                              ----         ----        ----
Revenue                                                       100.0%      100.0%      100.0%
                                                              -----       -----       -----

Costs of providing services:

   Salaries and employee benefits                              53.2        53.7        52.4
   Stock incentive bonus                                        4.9         4.1          --
   Non-recurring compensation charge                             --          --        13.7
   Professional and subcontracted services                      7.9         8.6         9.7
   Occupancy, communications and other                         16.0        16.7        17.3
   General and administrative expenses                         10.2        10.1        10.1
   Depreciation and amortization                                2.9         2.7         4.9
                                                                ---        ---          ---
                                                               95.1        95.9       108.1
                                                               ----        ----       -----

Income (loss) from operations                                   4.9         4.1        (8.1)

Other:
   Interest income                                              0.3         0.2         0.2
   Interest expense                                            (0.3)       (0.5)       (0.6)

Income from affiliates                                          0.5         0.5         0.1
                                                                ---         ---         ---

Income (loss) before income taxes and minority interest         5.4         4.3        (8.4)

Provision for income taxes:
   Current                                                      2.0         3.4         2.9
   Deferred                                                     0.4        (1.3)       (0.4)
                                                                ---        ----        ----
                                                                2.4         2.1         2.5
                                                                ---         ---         ---

Income (loss) before minority interest                          3.0         2.2       (10.9)

Minority interest in net income of consolidated
   subsidiaries                                                  --          --          --

Income (loss) from continuing operations                        3.0         2.2       (10.9)

Discontinued operations:

Loss from operations of discontinued outsourcing
   business                                                      --          --        (1.4)

Adjustment (loss) on disposal of discontinued
   outsourcing business                                          --         1.5       (12.3)
                                                                ---         ---       -----

Net income (loss)                                               3.0%        3.7%      (24.6)%
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

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the names, ages and positions of our directors, executive officers and director nominees as of September 28, 2000:

                 Name                      Age                                    Position
                 ----                      ---                                    --------
John J. Haley......................         50      President, Chief Executive Officer and Director
Walter W. Bardenwerper.............         49      Vice President, General Counsel and Secretary
Thomas W. Barratt..................         58      Vice President, Regional Manager (U.S. Central) and Director
Jorge V. Bou ......................         57      Vice President, Regional Manager (Latin America)
Paula A. DeLisle...................         46      Vice President and Director
David B. Friend, M.D...............         44      Vice President, Regional Manager (U.S. East) and Director
James A. Gargiulo .................         41      Vice President, Human Resources
Ira T. Kay ........................         50      Vice President, Director -- U.S. Compensation Practice and Director*
Brian E. Kennedy...................         57      Vice President, Regional Manager (Canada) and Director*
Eric P. Lofgren....................         49      Vice President, Global Director -- Benefits Consulting Group and
                                                    Director
David P. Marini....................         44      Vice President, Global Director -- H.R. Technologies Group and Director
                                                    Nominee
Carl D. Mautz......................         53      Vice President, Chief Financial Officer
Gail E. McKee......................         41      Vice President and Director
Kevin L. Meehan....................         55      Vice President and Director
J.P. Orbeta .......................         39      Vice President, Global Director -- Human Capital Group and Director
                                                    Nominee
Sylvester J. Schieber .............         54      Vice President, Director of Research and Information
John A. Steinbrunner...............         50      Vice President and Director*
A. Grahame Stott...................         46      Vice President, Regional Manager (Asia-Pacific) and Director*
Charles P. Wood, Jr................         56      Vice President, Regional Manager (U.S. West) and Director
Barbara H. Franklin................         60      Director
John J. Gabarro....................         61      Director
Robert D. Masding .................         56      Director*
R. Michael McCullough..............         61      Director
Gilbert T. Ray ....................         56      Director
Elizabeth M. Caflisch..............         45      Director Nominee
Paul N. Thornton...................         50      Director Nominee

* Under our board rotation policy, Messrs. Kay, Kennedy, Steinbrunner and Stott will not be standing for reelection at the next annual meeting of stockholders. In addition, Mr. Masding has announced his retirement from Watson Wyatt Partners effective April 30, 2001 and will not be standing for reelection at the next annual meeting of stockholders. The associates listed above as director nominees have been nominated to stand for election at the next annual meeting of stockholders.

JOHN J. HALEY has served as President and Chief Executive Officer since January 1, 1999 and as a Director since 1992, and is a member of the Partnership Board of Watson Wyatt Partners. Mr. Haley joined Watson Wyatt in 1977. Prior to becoming President and Chief Executive Officer, he was the Global Director of the Benefits Consulting Group. Mr. Haley is a Fellow of the Society of Actuaries and is a co-author OF FUNDAMENTALS OF PRIVATE PENSIONS (University of Pennsylvania Press). He has an A.B. in Mathematics from Rutgers College and studied under a Fellowship at the Graduate School of Mathematics at Yale University.

WALTER W. BARDENWERPER has served as Vice President and General Counsel since joining Watson Wyatt in 1987 and has served as Secretary since 1992. Mr. Bardenwerper was a Director of Watson Wyatt from 1992 to 1997. He serves as chairman of the Global Quality Committee of Watson Wyatt Worldwide, and is President and a director of Professional Consultants Insurance Company. He has a B.A. in Economics from the University of Virginia and a J.D.
from the University of Virginia Law School.

THOMAS W. BARRATT has served as Vice President and Regional Manager (U.S. Central) since 1997 and has served as a Director since 1998. Mr. Barratt rejoined Watson Wyatt in 1994 after serving as the Managing Consultant of the Detroit office of Towers Perrin, a competing human resources consulting firm, from 1987 through 1993. He began his career with Watson Wyatt in 1976 and was a consultant with the Company through 1986. He has a B.B.A. from Western Michigan University and was graduated from Northwestern University's National Trust School in 1966.

JORGE V. BOU has served as Vice President since 1998 and Regional Manager (Latin America) since 1994. Prior to joining Watson Wyatt in 1986, Mr. Bou was a Vice President with the Martin E. Segal Company, an actuarial and benefits consulting firm, and was previously with the American International Group, an insurance organization. He has been providing consulting services to various clients in Latin America since 1969. Mr. Bou is an Associate of the Society of Actuaries. He has a B.S. in Mathematics from Georgia State University.

PAULA A. DELISLE has served as Vice President and as a Director since 1997. Ms. DeLisle joined Watson Wyatt in 1982 and is the Managing Consultant of our Hong Kong office. Ms. DeLisle is responsible for Watson Wyatt's China operations, for the Asia-Pacific operations of Watson Wyatt Data Services, and is a frequent speaker at international conferences on human resources issues in the Asia-Pacific region. She is the Vice-Chairman of the American Chamber of Commerce in Hong Kong and is the Hong Kong representative to the Pacific Economic Cooperation Council's Human Resources Development Task Force. She has a B.A. from Saint Mary's College and a Master's degree from Loyola University of Chicago.

DAVID B. FRIEND, M.D. has served as Vice President and Regional Manager (U.S.
East) since 1997 and has served as a Director since 1997. He formerly was the Practice Director of Watson Wyatt's Group and Health Care Practice. Prior to joining Watson Wyatt in 1995, Dr. Friend served on the medical staff at Malden Hospital in Malden, Massachusetts. Prior to attending medical school, Dr. Friend was an Executive Vice President with High Voltage Engineering, a specialty industrial manufacturing conglomerate. Dr. Friend is the author of
HEALTHCARE.COM: RX FOR REFORM (St. Lucie Press), and also serves on the Advisory Board of the Schneider Institute for Health Policy at Brandeis University. He has an A.B. in Economics from Brandeis University, an M.D. from the University of Connecticut and an M.B.A. from The Wharton School of the University of Pennsylvania.

JAMES A. GARGIULO has served as Vice President, Human Resources since 1999. Mr. Gargiulo has been an Account Manager in the Eastern Region for the past two years. Prior to joining Watson Wyatt in 1997, he was the Regional Director for the Compensation practice at Aon Corporation, an insurance and consulting organization, and has held various human resources positions for the investment banking firm of Salomon Brothers, The Gap, retailer, and Banque Paribas. Mr. Gargiulo has a B.A. in Business Administration from Bernard Baruch College in New York.

IRA T. KAY has served as Vice President since 1996. He was appointed Director of the U.S. Compensation Practice in September 2000. Prior to assuming his current responsibilities he was North America Practice Director of the Human Capital Group since 1998 and as a Director since 1996. Prior to joining Watson Wyatt in 1993, Mr. Kay was a Managing Director and served on the Partnership Management Committee of The Hay Group, a competing human resources consulting firm, and prior to that, he was a Managing Director in the Human Resources Department of the investment banking firm Kidder Peabody. Mr. Kay is the author of CEO PAY AND SHAREHOLDER VALUE (St. Lucie Press). Mr. Kay has a B.S. in Industrial and Labor Relations from Cornell University and a Ph.D. in Economics from Wayne State University.

BRIAN E. KENNEDY has served as Vice President and Regional Manager (Canada) since 1995 and as a Director since 1996. Prior to joining Watson Wyatt in 1995, Mr. Kennedy spent 18 years with the Alexander Consulting Group, an insurance and benefits consulting firm, most recently as Chairman and Chief Executive Officer of Alexander Clay, their U.K. and European operations.

ERIC P. LOFGREN has served as Vice President, Global Director--Benefits Consulting Group and as a Director since 1998. Prior to joining Watson Wyatt in 1989, Mr. Lofgren spent seven years with William M. Mercer, a competing human resources consulting firm, and seven years at The Mutual of New York Insurance Company. Mr. Lofgren is a recognized authority in the areas of retirement plan design, the effects of demographics on benefit systems and asset liability management. He is widely credited with developing the Pension Equity Plan (PEP), one of the three primary families of defined benefit pension design. Mr. Lofgren is a Fellow of the Society of Actuaries, and holds a B.A. in Mathematics from New College in Sarasota, Florida and studied at the Graduate School of Logic at the University of California at Berkeley.

DAVID P. MARINI has served as Vice President since 1998 and Global Director--HR Technologies Group since 1997. Prior to assuming his current responsibilities, he led several of the firm's technology projects involving reengineering administrative client services. Prior to joining Watson Wyatt in 1994, Mr. Marini spent 13 years at the insurance company CIGNA Corporation, most recently as the President of the Iowa division of Trilog Inc., a wholly-owned 401(k) recordkeeping subsidiary, and he was previously a CPA with the accounting firm Coopers & Lybrand. He has a B.S. in business administration from Western New England College.

CARL D. MAUTZ has served as Vice President and Chief Financial Officer since February 1999 and previously served as Controller. Prior to joining Watson Wyatt in 1997, Mr. Mautz served as the Controller for Tactical Defense Systems, Loral Corporation, which merged into defense contractor Lockheed Martin Corporation. From 1990 to 1994, Mr. Mautz held operating and corporate finance positions at the computer firm Unisys Corporation and from 1972 to 1984 was a CPA with the accounting firm of KPMG Peat Marwick. Mr. Mautz has a B.S. and an M.A.S. in accounting from the University of Illinois.

GAIL E. MCKEE has served as Vice President and as a Director since 1997. Prior to joining Watson Wyatt in 1992, Ms. McKee was with the Walt Disney Company, an entertainment conglomerate, where she served as the Manager of International Compensation and Benefits from 1991 to 1992. From 1982 to

1990, she was an Account Manager with Hewitt Associates, a competing human resources consulting firm, in New York and Los Angeles. She has a B.A. from the University of Washington.

KEVIN L. MEEHAN has served as Vice President since 1994 and as a Director since 1999. Mr. Meehan joined Watson Wyatt in 1983, and has been instrumental in developing our flexible benefits operations, our Human Resources Technologies Group and our Account Management system. Mr. Meehan is a frequent speaker on employee benefits tax and legal issues, and regularly testifies before the IRS, the Department of Labor and Committees of Congress on employee benefit plan issues. Mr. Meehan has a B.A. from the College of the Holy Cross and a J.D. from St. John's University Law School.

J.P. ORBETA has served as Vice President since 1998 and as Global Practice Leader--Human Capital Group since 1998. Prior to joining Watson Wyatt in April 1986, Mr. Orbeta was a faculty member of the Mathematics Department and director of Computer Education and Services at the Ateneo de Manila University. Mr. Orbeta is a member and Certified Compensation Professional
(CCP) of the American Compensation Association and is the first practitioner in the Philippines to have earned this designation. He is a member of the Industrial Relations Committees of the American Chamber of Commerce of the Philippines, the Personnel Management Association of the Philippines and is currently the President of the Compensation Management Society of the Philippines. Mr. Orbeta has a B.S. in Economics from Ateneo de Manila University in the Philippines.

SYLVESTER J. SCHIEBER has served as Vice President and Director of the Watson Wyatt Research and Information Center (RIC) since 1983, and as a Director of Watson Wyatt from 1989 to 1996. Mr. Schieber joined Watson Wyatt in 1983 as Director of RIC, and from 1994-1996, he served on the Advisory Council on Social Security for the Clinton Administration. He is currently serving a six-year term on the Social Security Advisory Board, for which he was appointed by the U.S. Senate Majority Leader. Mr. Schieber has served on the Board of the Pension Research Council of the Wharton School, University of Pennsylvania since 1985. He has authored or co-authored four books on retirement issues, including FUNDAMENTALS OF PRIVATE PENSIONS (University of Pennsylvania Press), THE REAL
DEAL: THE HISTORY AND FUTURE OF SOCIAL SECURITY (Yale University Press, 1999), and he has co-edited four other volumes on a broad range of human resources issues. Mr. Schieber is a frequent speaker on pension and Social Security policy issues throughout the world. He has a Ph.D. in Economics from the University of Notre Dame.

JOHN A. STEINBRUNNER has served as Vice President since 1996 and a Director since 1996. Mr. Steinbrunner joined Watson Wyatt in 1974 and was formerly the Retirement Practice Director of the Benefits Consulting Group. Mr. Steinbrunner continues to consult with major corporate clients on a variety of strategic benefits issues. He is a Fellow of the Society of Actuaries and has an M.S. in Mathematics from Case Western Reserve University.

A. GRAHAME STOTT has served as Vice President since 1995 and Regional Manager (Asia-Pacific) since 1995 and as a Director since 1995. Mr. Stott joined Watson Wyatt in 1982 and is a member of the Hang Seng Index Advisory Committee, a past President of the Actuarial Association of Hong Kong and has been a member of a number of Hong Kong Government working parties in the areas of Social Security and pension legislation. Mr. Stott, a Fellow of the Faculty of Actuaries, has a B.Sc. in Mathematics from the University of Manchester Institute of Science and Technology.

CHARLES P. WOOD, JR. has served as Vice President since 1998, as Regional Manager (U.S. West) since 1999 and as a Director since 1999. Mr. Wood joined Watson Wyatt in 1975 and is a specialist in matters relating to Retirement, Group and Health Care, and Compensation consulting. Mr. Wood, a Fellow of the Society of Actuaries and the Casualty Actuarial Society, has a B.S. in Engineering Science and Mathematics from the U.S. Air Force Academy and an S.M. in Applied Mathematics from Harvard University.

BARBARA H. FRANKLIN was appointed as a Director in May, 2000. Ms. Franklin has been President and Chief Executive Officer of Barbara Franklin Enterprises, an international trade consulting and investment firm, since 1995. Ms. Franklin previously served as U.S. Secretary of Commerce in the Bush Administration. Ms. Franklin is a director of four companies--Aetna, Inc., a health insurance provider, The Dow Chemical Company, a chemical manufacturer, Milacron, Inc., a manufacturing technologies company, and MedImmune, Inc., a biotechnology company. Ms. Franklin is currently a distinguished visiting fellow at the Heritage Foundation, vice chair of the Atlantic Council, a director of the National Committee on United States-China Relations. She is also a trustee of the Economic Club of New York and a member of the Board of Directors of the Associates of the Harvard Business School.

JOHN J. GABARRO has served as a Director since 1999 and was previously a director from 1995 to 1998. Mr. Gabarro has been a professor at the Harvard Business School since 1972. Mr. Gabarro is the UPS Foundation Professor of Human Resource Management at the Harvard Business School, where he has taught in Harvard's M.B.A., Advanced Management, and Owner-President Management Programs. He has also served as faculty chairman of Harvard's International Senior Management Program and as chairman of its Organization Behavior and Human Resource Management faculty. Mr. Gabarro is the author of six books, the most recent of which include BREAKING THROUGH: THE MAKING OF MINORITY EXECUTIVES IN CORPORATE AMERICA (Harvard, 1999), MANAGING PEOPLE IN ORGANIZATIONS (Harvard, 1992) and THE DYNAMICS OF TAKING CHARGE (Harvard,
1987), which won the 1988 New Directions in Leadership Award and was named one of the best business books of the year by THE WALL STREET JOURNAL. Mr. Gabarro is also a recipient of the 1980 McKinsey Foundation Prize, the 1986 Center for Creative Leadership Distinguished Scholar Colloquium and the 1988 Johnson Smith and Knisely Award for research on leadership. Mr. Gabarro has an M.B.A. and a Ph.D. from Harvard University.

ROBERT D. MASDING has served as the Senior Partner of Watson Wyatt Partners, our global alliance partner, since 1995 and as a Director since 1995 upon the establishment of the global alliance. He joined Watson Wyatt Partners in 1969 and became a partner in 1972. Mr. Masding is a former Chairman of the International Association of Consulting Actuaries and is a member of the Professional Affairs Board of the Institute of Actuaries. Mr. Masding, a Fellow of the Institute of Actuaries, has an M.A. in Mathematics from Cambridge University.

R. MICHAEL MCCULLOUGH has served as a Director since 1996. Mr. McCullough is the retired Chairman of the management consulting firm of Booz, Allen & Hamilton. He joined Booz, Allen & Hamilton in 1965 as a consultant, was elected a Partner in the firm in 1971, became Managing Partner of the firm's Technology Center and was elected to the position of Chairman in 1984. Mr. McCullough is a member of the Boards of Capital Auto Real Estate Investment Trust, an automobile property real estate investment trust, Charles E. Smith Residential Real Estate Trust, a residential property real estate investment trust and is Chairman of Ecutel, Inc., a private Internet communications products and services firm.

GILBERT T. RAY was appointed a Director in March, 2000. Mr. Ray is senior counsel of the law firm O'Melveny & Myers LLP. He joined O'Melveny & Myers in 1972, and was named a partner in 1981. After practicing corporate law for over 28 years, Mr. Ray retired from active practice in January, 2000. Mr. Ray is a member of the boards of Host Marriott Services Corporation, a concessions provider, Automobile Club of Southern California, a provider of emergency road and travel services and insurance, and is Chair of the Board of Sierra Monolithics, Inc. a high speed communications systems company. Mr. Ray is also the recipient of the Fred Snowden Humanitarian Award--Greater Los Angeles African American Chamber of Commerce, the Outstanding Alumni Award--Ashland University, the NAACP Legal Defense Fund--Civil Rights Advocate of the Year, and the Central City Association--Leadership and Achievement Award.

ELIZABETH M. CAFLISCH is a nominee to Watson Wyatt's Board of Directors. Ms. Caflisch joined Watson Wyatt in 1979 and is currently a consulting actuary and the Retirement Practice Leader in our Washington, D.C. office. Ms. Caflisch has served on the Finance Committee since 1997. Ms. Caflisch is a

Fellow of the Society of Actuaries and an Enrolled Actuary under ERISA. She holds a B.A. degree in mathematics and economics from Trinity College.

PAUL N. THORNTON is a nominee to the Board of Directors. He joined Watson Wyatt Partners in 1974, qualified as a Fellow of the Institute of Actuaries in 1975 and became a Partner of the firm in 1977. Mr. Thornton has been elected to the position of Senior Partner of Watson Wyatt Partners effective May 1, 2001. He was a Chairman of the Pensions Board of the Faculty and Institute of Actuaries in the U.K. from 1994 to 1996, Chairman of the Association of Consulting Actuaries from June 1997 until June 1998 and President of the Institute of Actuaries from July 1998 to July 2000. Mr. Thornton is a member of the Executive Committee of the International Actuarial Association, Chairman of the Pensions Committee of the Groupe Consultatif of European Actuaries, Chairman of the Committee of the International Actuarial Association dealing with the International Accounting Standard on Employee Benefits and a member of the Committee of the International Association of Consulting Actuaries. He holds an honours degree in Mathematics from Oxford University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5 furnished to us, all Section 16(a) filing requirements applicable to such officers and directors have been complied with.

ITEM 11.  EXECUTIVE COMPENSATION.



                                            Summary Compensation Table

                                           Fiscal                                       Total             All Other
              Name and Principal Position   Year   Salary     Bonus    SIBP       Salary/Bonus/SIBP    Compensation(a)
              ---------------------------  ------  ------     -----    -------    -----------------    ---------------

              John J. Haley                 2000   $612,500  $570,000 $725,514        $1,908,014           $54,932
                President,                  1999    543,750   422,625  491,000         1,457,375            25,255
                Chief Executive             1998    440,000   320,000       --           760,000            19,300
                Officer and Director

              Eric P. Lofgren               2000   430,000   350,000   367,736         1,147,736            23,107
                Vice President,             1999   390,000   290,000   260,960           940,960            19,170
                Global Director,            1998   331,500   250,000        --           581,500            15,035
                Benefits Consulting
                Group and Director

              Charles P. Wood, Jr.          2000   390,000   250,000   413,750         1,053,750            22,969
                Vice President, Western     1999   290,000   190,000   325,351           805,351            12,476
                Regional Manager and        1998   246,750   125,000        --           371,750            12,760
                Director

              Kevin L. Meehan               2000   350,500   318,600  379,243          1,048,343            21,146
                Vice President and          1999   326,250   300,000  290,425            916,675            17,690
                Director                    1998   280,150   250,000       --            530,150             5,110

              David B. Friend, M.D.         2000   435,000   325,000  239,704            999,704            32,746
                Vice President,             1999   415,000   315,000  175,270            905,270            21,380
                Eastern Regional            1998   387,500   270,000       --            657,500            17,125
                Manager and
                Director

(a) "All Other Compensation" consists of the following: (1) company matching contributions of 50% of the first 6% of total compensation contributed to our 401(k) plan as a 401(k) salary deferral by the named executive up to the IRS maximum; (2) an additional company matching contribution to a non-qualified savings plan of 3% of total compensation above the IRS compensation limit of $160,000 if individual 401(k) contributions equal the IRS maximum; and (3) payment for the annual cash out of excess unused vacation, as required by our paid time off policy, as amended in 1999. All Associates were subject to the same accrued vacation limits.


DEFINED BENEFIT PLANS


PENSION PLAN FOR U.S. ASSOCIATES. The following table sets forth the estimated annual benefits payable on a five-year certain and life basis under the Company's qualified pension plan and non-qualified excess pension plans to a U.S. associate who qualifies for normal retirement in 2000 with the specified average compensation equal to the average of the highest 36 consecutive months of compensation prior to retirement and the specified years of continuous service:



                                             Annual Benefit Amounts(a)


  Average Annual Compensation                          Years of Continuous Service
   for 36 Consecutive Months     --------------------------------------------------------------------
  with the Highest Average
      Preceding Retirement(b)           10               15                20               25
-------------------------------- ---------------- ----------------  ---------------- ----------------
             $ 150,000                 30,096            45,144           60,192            75,240
               250,000                 51,096            76,644          102,192           127,740
               350,000                 72,096           108,144          144,192           180,240
               450,000                 93,096           139,644          186,192           232,740
               550,000                114,096           171,144          228,192           285,240
               650,000                135,096           202,644          270,192           337,740
               750,000                156,096           234,144          312,192           390,240
               850,000                177,096           265,644          354,192           442,740
               950,000                198,096           297,144          396,192           495,240
             1,050,000                219,096           328,644          438,192           547,740
             1,150,000                240,096           360,144          480,192           600,240
             1,250,000                261,096           391,644          522,192           652,740



(a) The annual benefit at normal retirement (age 65) under the qualified plan is equal to 1.7% times the associate's average compensation for the 36 consecutive months with the highest compensation plus 0.4% times the associate's average compensation for the 36 consecutive months with the highest compensation that exceeds Social Security Covered Compensation, all times the number of completed years and months of continuous service up to 25 years. The annual benefit is not subject to reduction for social security benefits or other offset amounts.


(b) As required by Section 415 of the IRC, qualified plan payments may not provide annual benefits exceeding a maximum amount, currently $135,000. For those associates who are covered under the excess plans, amounts above this maximum will be paid under the terms of the excess plans, up to the amounts shown in the table above. Pursuant to Section 401(a)(17) of the IRC, annual compensation in excess of $170,000 cannot be taken into account in determining qualified plan benefits.

The years of credited service for the associates named in the cash compensation table as of June 30, 2000 are: Mr. Haley - 23.17 years; Mr. Lofgren - 11.00 years; Mr. Wood 24.75 years; Mr. Meehan 17.17 years; and Mr. Friend - 5.00 years. Benefits are based solely on the compensation shown in the "Salary" and in the "Bonus" columns of the Summary Compensation Table.

SUPPLEMENTAL RETIREMENT PROGRAM FOR U.S. ASSOCIATES. This non-qualified program provides additional retirement benefits to eligible associates who retire from active employment with the Company. Prior to January 1, 1997, the qualified pension plan recognized base pay only, with this Supplemental Retirement Program ("SRP") recognizing total pay. Associates eligible for benefits under this program were those who had total annual average compensation in excess of a minimum compensation level ($125,948 as of June 30, 2000 and indexed in the future) and who had attained age 50 with 10 or more years of service.

Effective January 1, 1997, the qualified pension plan was amended to recognize salary and bonus; therefore, the SRP will be phased out over a transition period that will extend for five years through December 31, 2001. Associates eligible for transition benefits must meet all of the following criteria: total pay exceeds the minimum compensation level described previously; age 45 or older with 10 years or more of service as of December 31, 1996 and 60 or more "points" as of December 31, 1996 (sum of age and service is 60 or greater).

For purposes of the SRP, annual compensation refers to compensation amounts shown in the "Salary" and in the "Bonus" columns of the Summary Compensation Table. Transition benefits will equal the amount of total retirement benefits that would have been paid under the qualified plan, excess plans and SRP formulas in effect prior to January 1, 1997, less any benefits paid under the qualified and excess plans in effect after that date. Prior to January 1, 1997, the qualified plan provided a benefit equal to 2.5% times the participant's average salary (base pay only) for the three consecutive years with the highest annual salaries for each completed year and month of continuous service up to 20 years, plus 2% of such compensation for each completed year and month of continuous service over 20 years, up to a maximum of 8-1/3 years, less 30/17% of the participant's estimated Social Security benefit for each completed year and month of continuous service, up to a maximum of 28-1/3 years. Prior to January 1, 1997, the SRP formula was approximately the same as the qualified plan, except bonus compensation was also recognized. For determining benefits under the prior plans, no pay increases after December 31, 1996 will be recognized. The form of benefit under the SRP is a temporary annuity from the retirement date until the eligible associate reaches age 65. Any pension effect related to this program has not been considered in the preceding table, which assumes normal retirement (age 65).

OTHER PENSION PLANS. The Company also has other pension plans that have been established in various countries for the benefit of eligible associates in those jurisdictions.

PENSION ARRANGEMENTS WITH NAMED EXECUTIVE OFFICER. The Company has an agreement with Dr. Friend to provide a supplemental pension benefit. At the time of his retirement, Dr. Friend will receive an additional service credit (for the purposes of calculating benefits only) so that his total service credit will be calculated as follows: (actual years of service + 1) multiplied by 1.5. In addition, if, prior to the date on which Dr. Friend would be entitled to receive an early retirement benefit, there is a change in control of the Company and Dr. Friend leaves the employ of the Company within six months of the change in control, his pension will be calculated as if he had reached early retirement.

GENERAL EMPLOYMENT ARRANGEMENTS. Generally, executive officers are not parties to employment agreements with us. Non-employee directors are paid pursuant to a compensation plan approved on an annual basis. Executives and other associates in salary bands 4, 5, 6 and higher are required to sign non-competition and confidentiality agreements to protect our proprietary information.

COMPENSATION OF DIRECTORS. Outside Directors in fiscal 2000 were paid a quarterly retainer of $6,250 plus $1,500 per day for Board meetings, $1,000 per day for regular Committee meetings ($750 if held in conjunction with a Board meeting), and $2,000 per day for Committee meetings if the outside Director chaired that Committee ($1,000 if held in conjunction with a Board meeting). Telephone meetings of less than four hours duration were compensated at 50% of the applicable per day fee. These fees are paid in shares of the Company's Common Stock (up to 7,500 shares), and the balance is paid in cash. The Company has established the Voluntary Deferred Compensation Plan to enable outside Directors, at their election, to defer receipt of any or all of their Director's fees until they are no longer serving as a Director of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of our Compensation and Stock Committee, predecessor to the current Compensation Committee, for the last completed fiscal year were: Thomas W. Barratt, Paula A. DeLisle, Ira T. Kay, Kevin L. Meehan and John A. Steinbrunner. All are officers of the company. The committee members did not participate in decisions regarding their own compensation. No interlocking relationship exists between our board of directors or our Compensation Committee and any member of any other company's board of directors or their compensation committee, nor has any interlocking relationship existed in the past.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF MANAGEMENT AND OTHERS.

The following table sets forth information known to us with respect to beneficial ownership of common stock as of September 28, 2000, without giving effect to our proposed corporate reorganization, of all directors, director nominees, named executive officers and directors and executive officers as a group. To our knowledge, no person beneficially owns 5% or more of our common stock.

                                                                                           Shares Beneficially
                                                                                          Owned Before Offering
                                                                                         -----------------------
Name of Beneficial Owner (a)                                                             Number          Percent
----------------------------                                                             ------          -------

John J. Haley...................................................................         227,749             1.5%
Charles P. Wood, Jr.............................................................         200,934             1.4
A. Grahame Stott................................................................         134,000             *
Eric P. Lofgren.................................................................         109,365             *
John A. Steinbrunner............................................................         103,191             *
Kevin L. Meehan.................................................................         100,011             *
Thomas W. Barratt ..............................................................          89,000             *
Ira T. Kay......................................................................          80,525             *
David B. Friend, M.D............................................................          71,000             *
Paula A. DeLisle................................................................          53,900             *
Brian E. Kennedy................................................................          50,000             *
Gail E. McKee...................................................................          27,375             *
Barbara H. Franklin.............................................................               0(b)
John J. Gabarro.................................................................           7,500             *
R. Michael McCullough...........................................................           7,500             *
Robert D. Masding...............................................................         363,000(c)          2.5
Gilbert T. Ray..................................................................               0(b)
Elizabeth M. Caflisch...........................................................          53,756             *
David P. Marini.................................................................          38,000             *
J. P. Orbeta....................................................................          26,755             *
Paul N. Thornton................................................................         363,000(c)          2.5
All current directors and executive officers as a group (24)....................       2,030,992            13.7%
-----------------------

* Beneficial ownership of 1% or less of all of the outstanding common stock is indicated with an asterisk.

(a) Unless noted otherwise, the address for each of the beneficial owners identified in this table is c/o of Watson Wyatt & Company Holdings, 6707 Democracy Boulevard, Suite 800, Bethesda, Maryland 20817.

(b) Ms. Franklin and Mr. Ray were appointed as directors recently and do not own any shares.

(c) Watson Wyatt Partners, in which Messrs. Masding and Thornton are partners, beneficially owns 363,000 shares (2.5%) of our common stock. Messrs. Masding and Thornton do not own any shares in their individual capacities and disclaim beneficial ownership of these shares. Pursuant to our alliance agreement, if Watson Wyatt Partners holds more than 400,000 shares of our common stock, it has an option to sell to us any number of shares that exceed 300,000. We, in turn, have an option to purchase from Watson Wyatt Partners any number of shares of our common stock in excess of 400,000 shares if Watson Wyatt Partners holds more than 500,000 shares of our common stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 1, 1995, the Company transferred its United Kingdom operations to R Watson & Sons (subsequently renamed Watson Wyatt Partners) and received a beneficial interest and a 10% interest in a defined profit pool of the partnership. We also transferred our Continental European operations to a newly formed holding company owned by our company and Watson Wyatt Partners in exchange for 50.1% of its share. Effective July 1, 1998, we sold one-half of our investment in the holding company to Watson Wyatt Partners. Mr. Robert D. Masding, Senior Partner of Watson Wyatt Partners, is a member of our Board of Directors. Mr. Paul N. Thornton, also a partner of Watson Wyatt Partners, is a nominee to our board of directors, and Mr. Haley is a member of the Watson Wyatt Partners Partnership Board. Watson Wyatt Partners and Watson Wyatt & Company provide various services to and on behalf of each other in the ordinary course of business.

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

         Financial Statements:
             Consolidated Statements of Operations for each of the three years in the
             period ended June 30, 2000                                                                  F-2

             Consolidated Balance Sheets at June 30, 2000 and 1999                                       F-3

             Consolidated Statements of Cash Flows for each of the three years in the
             period ended June 30, 2000                                                                  F-4

             Consolidated Statements of Changes in Permanent Shareholders'
             Equity for each of the three years in the period ended June 30,
             2000                                                                                        F-5

             Notes to the Consolidated Financial Statements                                      F-6 to F-26

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

                                      WATSON WYATT & COMPANY
                                      (Registrant)


Date:    September 28, 2000            By:  /s/ John J. Haley
                                           ----------------------------------
                                           John J. Haley
                                           President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                                         Date
---------                               -----                                         ----
/s/ John J. Haley                President, Chief Executive Officer 8/25/00         9/28/00
John J. Haley                    and Director

/s/ Carl D. Mautz                Vice President and Chief                           9/28/00
Carl D. Mautz                    Financial Officer

/s/ Peter L. Childs              Controller                                         9/28/00
Peter L. Childs

/s/ Thomas W. Barratt            Vice President and Director                        9/28/00
Thomas W. Barratt

/s/ Paula A. Delisle             Vice President and Director                        9/28/00
Paula A. DeLisle

/s/ Barbara H. Franklin          Director                                           9/28/00
Barbara H. Franklin

/s/ David B. Friend              Vice President and Director                        9/28/00
David B. Friend

/s/ John J. Gabarro              Director                                           9/28/00
John J. Gabarro


SIGNATURE                        TITLE                                              DATE
/s/ Ira T. Kay                   Vice President and Director                        9/28/00
Ira T. Kay

/s/ Brian E. Kennedy             Vice President and Director                        9/28/00
Brian E. Kennedy

/s/ Eric P. Lofgren              Vice President and Director                        9/28/00
Eric P. Lofgren

/s/ Robert D. Masding            Director                                           9/28/00
Robert D. Masding

/s/ R. Michael McCullough        Director                                           9/28/00
R. Michael McCullough

/s/ Gail E. McKee                Vice President and Director                        9/28/00
Gail E. McKee

/s/ Kevin L. Meehan              Vice President and Director                        9/28/00
Kevin L. Meehan

/s/ Gilbert T. Ray               Director                                           9/28/00
Gilbert T. Ray

/s/ John A. Steinbrunner         Vice President and Director                        9/28/00
John A. Steinbrunner

/s/ A. Grahame Stott             Vice President and Director                        9/28/00
A. Grahame Stott

/s/ Charles P. Wood, Jr          Vice President and Director                        9/28/00
Charles P. Wood, Jr


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Watson Wyatt & Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 27 of this Form 10-K/A present fairly, in all material respects, the financial position of Watson Wyatt & Company and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 27 of this Form 10-K/A presents fairly, in all material respects, the information, set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinions expressed above.


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


RECEIVABLES FROM CLIENTS - Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Unbilled receivables are stated at full billing rates less an allowance for uncollectible amounts.

REVENUE RECOGNITION - For consulting services, revenue from clients are recorded as services are performed and are presented net of write-offs and estimated uncollectible amounts. Services rendered are generally billed on a monthly basis using fee arrangements defined at the inception of the project. Revenue from long-term contracts is recognized on the percentage of completion basis. Anticipated contract losses are recognized as they become known. We recognize revenue for administrative and record-keeping operations as earned.

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