Form 10-Q
period 2000-09-30
WATSON WYATT & CO
filed 2000-11-14
CIK 892968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _____ TO _____

                        Commission File Number: 0-20724

                        WATSON WYATT & COMPANY HOLDINGS
            (Exact name of registrant as specified in its charter)

         Delaware                                     53-0181291
      (State or other                              (I.R.S. Employer
      jurisdiction of                             Identification No.)
     incorporation or
       organization)

                               1717 H Street NW
                           Washington, DC 20006-3900
         (Address of principal executive offices, including zip code)
                                (202) 715-7000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 2000.

Class A Common Stock, $.01 par value                         6,440,000
------------------------------------                     ----------------
Class B Common Stock, $.01 par value                        26,488,710
------------------------------------                     ----------------
          Class                                          Number of Shares

                                          WATSON WYATT & COMPANY HOLDINGS
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                (THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                      Three Months Ended September 30,
                                                                                      --------------------------------
                                                                                          2000                1999
                                                                                      ------------        ------------
                                                                                                (Unaudited)

Revenue                                                                               $    170,693        $    146,323
                                                                                      ------------        ------------

Costs of providing services:
     Salaries and employee benefits                                                         89,763              79,803
     Stock incentive bonus plan                                                                  -               6,000
     Professional and subcontracted services                                                11,179               9,796
     Occupancy, communications and other                                                    26,644              22,016
     General and administrative expenses                                                    15,131              13,178
     Depreciation and amortization                                                           5,917               4,907
                                                                                      ------------        ------------
                                                                                           148,634             135,700
                                                                                      ------------        ------------

Income from operations                                                                      22,059              10,623

Other:
     Interest income                                                                           577               1,036
     Interest expense                                                                         (273)               (390)

Income from affiliates                                                                       1,016                 988
                                                                                      ------------        ------------


Income before income taxes and minority interest                                            23,379              12,257


Provision for income taxes                                                                  10,031               5,919
                                                                                      ------------        ------------

Income before minority interest                                                             13,348               6,338


Minority interest in net (income) loss of consolidated subsidiaries                            (13)                 18
                                                                                      ------------        ------------

Net income                                                                            $     13,335        $      6,356
                                                                                      ============        ============



Earnings per share, net income, basic and fully diluted                               $       0.45        $       0.21
                                                                                      ============        ============

Weighted average shares of Common Stock, basic and fully diluted                            29,617              30,662
                                                                                      ============        ============



                                               See accompanying notes
                                                         F-2


                                            WATSON WYATT & COMPANY HOLDINGS
                                              CONSOLIDATED BALANCE SHEETS
                                              (THOUSANDS OF U.S. DOLLARS)

                                                                                  September 30,     September 30,        June 30,
                                                                                      2000               2000              2000
                                                                                  -------------     -------------     -------------
                                                                                   Historical         Pro-Forma        Historical
                                                                                   (Unaudited)       (Unaudited)
                                                                                                     See Note 2


                                                         ASSETS

Cash and cash equivalents                                                         $      17,246     $      17,246      $     41,410
Receivables from clients:
     Billed, net of allowances of $6,346 and $2,832                                      94,424            94,424            76,729
     Unbilled, net of allowances of $2,229 and $676                                      75,097            75,097            66,009
                                                                                  -------------     -------------      ------------
                                                                                        169,521           169,521           142,738
Other current assets                                                                     13,800            13,800            11,705
                                                                                  -------------     -------------      ------------
     Total current assets                                                               200,567           200,567           195,853
Investment in affiliates                                                                 16,365            16,365            16,615
Fixed assets, net of accumulated depreciation of $87,132 and $83,211                     42,787            42,787            45,237
Deferred income taxes                                                                    53,355            53,355            53,355
Intangible assets, net of accumulated amortization of $15,682 and $15,288                13,183            13,183             8,721
Other assets                                                                             11,572            11,572            10,179
                                                                                  -------------     -------------      ------------

Total Assets                                                                      $     337,829     $     337,829      $    329,960
                                                                                  =============     =============      ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                          $     139,295     $     139,295      $    167,803
Line of credit and book overdrafts                                                       21,886            21,886                30
Income taxes payable                                                                     14,249            14,249            11,843
                                                                                  -------------     -------------      ------------
     Total current liabilities                                                          175,430           175,430           179,676

Accrued retirement benefits                                                              80,678            80,678            79,462
Deferred rent and accrued lease losses                                                    4,886             4,886             5,456
Other noncurrent liabilities                                                             23,077            23,077            23,657
Minority interest in subsidiaries                                                           534               534               498
Redeemable Common Stock - $1 par value:
     25,000,000 shares authorized;
     14,807,306 and 14,805,145 issued
     and outstanding; at redemption value (historical)                                  115,497                             115,480
Permanent stockholders' equity:
Adjustment for redemption value less
     than amounts paid in by shareholders                                                (6,109)                             (6,097)

Preferred Stock - No par value:
1,000,000 shares authorized;
None issued and outstanding                                                                                     -
Class A Common Stock - $.01 par value:
69,000,000 shares authorized;
None issued and outstanding                                                                                     -
Class B-1 Common Stock - $.01 par value:
15,000,000 shares authorized;
14,807,306 issued and outstanding (pro-forma)                                                                 148
Class B-2 Common Stock - $.01 par value:
15,000,000 shares authorized;
14,807,306 issued and outstanding (pro-forma)                                                                 148
Additional paid-in capital                                                                                109,092
Retained deficit                                                                        (50,991)          (50,991)          (64,223)
Cumulative translation adjustment (accumulated other comprehensive loss)                 (5,173)           (5,173)           (3,949)
Commitments and contingencies
                                                                                  -------------     -------------      ------------

Total Liabilities and Stockholders' Equity                                        $     337,829     $     337,829      $    329,960
                                                                                  =============     =============      ============




                                                 See accompanying notes
                                                          F-3

                                               WATSON WYATT & COMPANY HOLDINGS
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (THOUSANDS OF U.S. DOLLARS)


                                                                                           Three Months Ended September 30,
                                                                                           --------------------------------
                                                                                               2000               1999
                                                                                           -------------      -------------
                                                                                                     (Unaudited)


Cash flows used for operating activities:
     Net income                                                                            $      13,335       $      6,356
     Adjustments to reconcile net income to net cash
       provided by operating activities:

         Provision for doubtful receivables from clients                                           5,963              4,397
         Depreciation                                                                              5,388              4,519
         Amortization of intangible assets                                                           529                388
         Income from affiliates                                                                   (1,016)              (988)
         Minority interest in net income (loss) of consolidated subsidiaries                          13                (18)
         (Increase) decrease in assets (net of discontinued operations):
             Receivables from clients                                                            (32,746)           (15,326)
             Other current assets                                                                 (2,095)               445
             Other assets                                                                         (1,393)              (397)
         (Decrease) increase in liabilities (net of discontinued operations):
             Accounts payable and accrued liabilities                                            (28,156)           (26,978)
             Income taxes payable                                                                  2,406             (9,981)
             Accrued retirement benefits                                                           1,216             (2,269)
             Deferred rent and accrued lease losses                                                 (570)              (192)
             Other noncurrent liabilities                                                           (428)               178
          Other, net                                                                                 597                (72)
          Discontinued operations, net                                                              (102)              (637)
                                                                                           -------------      -------------
          Net cash used for operating activities                                                 (37,059)           (40,575)
                                                                                           -------------      -------------
Cash flows used in investing activities:
     Purchases of fixed assets                                                                    (3,109)            (2,645)
     Acquisitions                                                                                 (5,908)            (2,700)
     Distributions from affiliates                                                                   907                297
                                                                                           -------------      -------------
Net cash used in investing activities                                                             (8,110)            (5,048)
                                                                                           -------------      -------------

Cash flows from financing activities:
     Borrowings and book overdrafts                                                               21,856             31,314
     Issuances of Common Stock                                                                       134                  -
     Repurchases of Common Stock                                                                    (232)            (7,771)
                                                                                           -------------      -------------
          Net cash from financing activities                                                      21,758             23,543
                                                                                           -------------      -------------
Effect of exchange rates on cash                                                                    (753)               (70)
                                                                                           -------------      -------------

Decrease in cash and cash equivalents                                                            (24,164)            22,150)

Cash and cash equivalents at beginning of period                                                  41,410             35,985
                                                                                           -------------      -------------

Cash and cash equivalents at end of period                                                 $      17,246      $      13,835
                                                                                           =============      =============





                                                   See accompanying notes
                                                             F-4



                                         WATSON WYATT & COMPANY HOLDINGS
                      CONSOLIDATED STATEMENTS OF CHANGE IN PERMANENT STOCKHOLDERS' EQUITY
                                           (THOUSANDS OF U.S. DOLLARS)
                                                   (Unaudited)

                                                                                 Adjustment for
                                                                                Redemption Value
                                                                  Cumulative    Less Than Amounts
                                                   Retained      Translation       Paid in by
                                                    Deficit          Loss         Stockholders       Total
                                                 ------------     ----------       ----------      ---------

Balance at June 30, 2000                         $    (64,223)    $   (3,949)      $   (6,097)     $ (74,269)

Comprehensive Income:
Net income                                             13,335              -                -         13,335
Foreign currency translation adjustment                     -         (1,224)               -         (1,224)
                                                                                                   ---------
Total Comprehensive Income                                                                            12,111
Effect of repurchases of 17,839 shares of
     redeemble common stock                              (103)             -              103              -
Adjustment of redemption value for change
     in Formula Book Value per share                        -              -             (115)          (115)
                                                 ------------     ----------       ----------      ---------

Balance at September 30, 2000                    $    (50,991)    $   (5,173)      $   (6,109)     $ (62,273)
                                                 ============     ==========       ==========      =========






                                             See accompanying notes
                                                      F-5


                        WATSON WYATT & COMPANY HOLDINGS

                Notes to the Consolidated Financial Statements
                                  (Unaudited)

1. The accompanying unaudited quarterly consolidated financial statements of Watson Wyatt & Company Holdings and our subsidiaries, (collectively referred to as "we", "Watson Wyatt" or the "Company"), are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by Generally Accepted Accounting Principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000.

     The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the entire fiscal year ending June 30, 2001. The results reflect anticipated tax rates and bonuses paid at the discretion of the Company's Board of Directors. Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. In October 2000, we commenced an initial public offering of our class A common stock. In conjunction with this offering, on October 16, 2000 we completed changes in our corporate structure involving the merger of Watson Wyatt & Company with WW Merger Subsidiary, Inc., a wholly owned subsidiary of Watson Wyatt & Company Holdings. As a result, Watson Wyatt & Company is now a wholly owned subsidiary of Watson Wyatt & Company Holdings.

     At the time of the reorganization, each share of Watson Wyatt & Company's Redeemable Common Stock was converted into one share of class B-1 common stock and one share of class B-2 common stock of Watson Wyatt & Company Holdings. The class B common stock is divided into two classes to accommodate two different transfer restriction periods. The class B-1 shares are subject to a transfer restriction period of 12 months following the public offering date, while the class B-2 shares are subject to a transfer restriction period of 24 months following the public offering date, unless waived by the Board of Directors. The Board of Directors waived the transfer restrictions on a total of 1,559,250 class B-1 and 1,559,250 class B-2 shares to allow for conversion into the class A shares sold by selling stockholders in the initial public offering described below. Following the expiration or waiver of the respective transfer restriction periods, the remaining class B-1 and class B-2 shares will automatically convert into class A common stock.

     The two-for-one share conversion, the elimination of the redeemable feature of Watson Wyatt & Company's Redeemable Common Stock and the reclassification of stock to permanent stockholders' equity has been reflected in the Pro-Forma column of the Consolidated Balance Sheets as of September 30, 2000, as if the conversion was effected on that date, and also has been reflected in all earnings per share data on the Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999, as if the conversion were effective at the beginning of each period.

     A total of 5,600,000 shares of class A common stock were offered and sold in our initial public offering at an offering price of $12.50 per share. Of the shares included in this transaction, Watson Wyatt & Company Holdings offered 2,800,000 newly-issued shares and the selling stockholders offered the remaining 2,800,000 shares. On November 8, 2000, our underwriters exercised their over-allotment option. As a result, the underwriters purchased 840,000 shares of class A common stock from us and from the selling stockholders at the initial public offering price of $12.50 per share less the underwriting discount. Of the shares included in this transaction, Watson Wyatt & Company Holdings sold 521,500 newly-issued shares and the selling stockholders sold 318,500 shares.

     Net proceeds to the Company from these transactions were $33.5 million, net of underwriting discounts, commissions and other offering, merger and restructuring costs. We did not receive any proceeds from the sale of shares by the selling stockholders.

3. In the third quarter of fiscal year 1998, we discontinued our benefits administration outsourcing business, including our investment in our affiliate, Wellspring Resources, LLC ("Wellspring"). We believe we have adequate provisions for any remaining costs associated with our obligations related to the benefits administration outsourcing business. All Wellspring related activity is reflected on the Statement of Cash Flows as discontinued operations.

 4.  We have adopted SFAS No.131, "Disclosures about Segments of an Enterprise
     and   Related   Information."   The   Company  is   primarily   organized
     geographically and has seven reportable segments:

               (1)  U.S. East
               (2)  U.S. Central
               (3)  U.S. West
               (4)  Asia-Pacific
               (5)  Canada
               (6)  Latin America
               (7)  Data Services

The Company evaluates the performance of its segments and allocates resources to them based on net operating income. Prior and current year data has been restated to be consistent with current classifications for comparative purposes.

The table below presents specified information about reported segments as of and for the three months ended September 30, 2000 (in thousands):


                   U.S.      U.S.    U.S.       Asia-               Latin      Data
                   East    Central   West      Pacific   Canada    America   Services   Total
                   ----    -------   ----      -------   ------    -------   --------   -----
Revenue (net of
  reimbursable
  expenses)      $ 57,510  $ 49,800  $ 22,420  $ 16,684  $ 11,365  $  1,950  $  3,921   $ 163,650
Net operating
  income           16,872    13,505     4,066     3,559       834        30     2,038      40,904

Receivables        60,741    54,462    19,809    16,867     13,898    2,943         -     168,720



The table below presents specified information about reported segments as of and for the three months ended September 30, 1999 (in thousands):

                   U.S.      U.S.    U.S.       Asia-               Latin      Data
                   East    Central   West      Pacific   Canada    America   Services   Total
                   ----    -------   ----      -------   ------    -------   --------   -----
Revenue (net of
  reimbursable
  expenses)      $ 51,788  $ 40,346  $ 19,514  $ 13,425  $ 9,726   $ 1,565   $  3,626   $ 139,990
Net operating
  income/(loss)    15,027     6,978     2,354     1,598     (208)     (298)     1,882      27,333

Receivables        58,459    44,369    18,398    13,552   11,386     2,639          -     148,803



Information about interest income and tax expense is not presented as a segment expense because it is not considered a responsibility of the segments' operating management.

A reconciliation of the information reported by segment to the consolidated amounts follow for the three month period ended September 30:


                                                                         Three Months Ended September 30,
                                                                         --------------------------------
                                                                            2000                   1999
                                                                            ----                   ----
Revenue:
--------
Total segment revenue                                                   $  163,650             $  139,990
Reimbursable expenses not included in total segment revenue                  7,017                  6,227
Other, net                                                                      26                    106
                                                                        ----------             ----------
Consolidated revenue                                                    $  170,693             $  146,323
                                                                        ==========             ==========

Net Operating Income:
---------------------
Total segment net operating income                                      $   40,904             $   27,333
Income from affiliates                                                       1,016                    988
Differences in allocation methods for depreciation, G&A and
  pension costs                                                               (132)                 1,789
Gain on sale of business units                                                 400                      -
Discretionary compensation (including stock incentive bonus plan
  during the three months ended September 30, 1999 only)                   (19,100)               (21,200)
Other, net                                                                     291                  3,347
                                                                        ----------             ----------
Consolidated pretax income from continuing operations                   $   23,379             $   12,257
                                                                        ==========             ==========

Receivables:
------------
Total segment receivables - billed and unbilled                         $  168,720             $  148,803
Net valuation differences and receivables of discontinued
  operations
                                                                               801                 (2,007)
                                                                        ----------             ----------
Total billed and unbilled receivables                                      169,521                146,796
Assets not reported by segment                                             168,308                157,590
                                                                        ----------             ----------
Consolidated assets                                                     $  337,829             $  304,386
                                                                        ==========             ==========



5. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which summarizes certain of the staff's views on revenue recognition. Our revenue recognition policies have been and continue to be in accordance with SAB 101.

6. On October 10, 2000, we granted ,720,000 stock options to associates at an exercise price equal to the public offering price. The granting of these options includes no uncertainties that would require variable accounting under Generally Accepted Accounting Principles.

7. In October 2000, we incurred a non-recurring charge of $3.7 million resulting from agreements with our employee stockholders related to our initial public offering. This expense will be recognized in the second quarter.


Item 2. MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Watson Wyatt & Company Holdings, including our subsidiaries, (collectively referred to as "we", "Watson Wyatt" or the "Company") is a global provider of human capital consulting services. We operate on a geographic basis from 60 offices in 18 countries throughout North America, Asia-Pacific and Latin

America. We provide services in three principal practice areas: employee benefits, human resources technologies and human capital consulting. Watson Wyatt & Company was incorporated in Delaware on February 17, 1958. Watson Wyatt & Company Holdings was incorporated in Delaware on January 7, 2000. Including our predecessors, we have been in business since 1946. In 1995, we entered into an alliance agreement with R. Watson & Sons (now Watson Wyatt Partners), a United Kingdom-based actuarial, benefits and human resources consulting partnership that was founded in 1878. We conducted business as The Wyatt Company until changing our corporate name to Watson Wyatt & Company in connection with the establishment of the Watson Wyatt Worldwide alliance. Since 1995, we have marketed our services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

In October 2000, we moved our principal executive offices to 1717 H Street NW, Washington, DC 20006, from 6707 Democracy Boulevard, Suite 800, Bethesda, MD 20817. Our web site is www.watsonwyatt.com.


GLOBAL OPERATIONS

We are primarily organized based on the following geographic regions: U.S. East, U.S. Central, U.S. West, Asia-Pacific, Canada and Latin America. We employ approximately 4,100 associates as follows:

         U.S. East                1,020
         U.S. Central             1,000
         U.S. West                  450
         Asia-Pacific               740
         Canada                     470
         Latin America               70
         Data Services               50
         Corporate/Other            300
                                 ------
                                  4,100
                                 ======

On a worldwide basis, we are primarily managed through the geographic regions listed above. Like many professional services firms, we also use a practice-based matrix form of organization within some regions. We are developing and implementing systems and management reporting to improve practice-specific information on a company-wide basis.


PRINCIPAL SERVICES

Within the past three fiscal years, we have divested several non-core businesses - including benefits administration outsourcing, defined contribution record-keeping and risk management consulting services - in order to focus on our core consulting areas. These core areas are as follows:

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

HUMAN CAPITAL CONSULTING: The Human Capital Consulting practice provides comprehensive consulting in compensation plan design, executive compensation, salary management and organizational effectiveness consulting.

DATA SERVICES: We also produce custom and standard compensation, benefits and best practices surveys and reference works to clients throughout the world. Over 5,000 companies participate in our surveys and our services include over 70 remuneration, benefits and employment practices references utilized by global and local companies in 50 countries.

While we group services into functional categories, management believes our primary strength is the ability to deliver services without boundaries to meet the requirements of our clients.


WATSON WYATT WORLDWIDE ALLIANCE

Recognizing that a global organization is essential to service the needs of our clients, we established operations throughout Europe in the late 1970's by acquiring local firms and opening new offices. Responding to the rapidly increasing globalization of the world economy, we made a strategic decision in 1995 to strengthen our European capabilities significantly and extend our global reach by entering into an alliance agreement with R. Watson & Sons (now Watson Wyatt Partners), a United Kingdom-based actuarial, benefits and human resources consulting partnership that was founded in 1878. Since 1995, we have marketed our services globally under the Watson Wyatt Worldwide brand, sharing resources, technologies, processes and business referrals.

The Watson Wyatt Worldwide global alliance maintains 85 offices in 30 countries and employs over 5,800 employees. Watson Wyatt & Company Holdings operates 60 offices in 18 countries in North America, Asia-Pacific and Latin America. Watson Wyatt Partners operates 11 offices in the United Kingdom, Ireland and Africa. The alliance operates 14 offices in 9 continental European countries principally through a jointly owned holding company, Watson Wyatt Holdings (Europe) Limited, which is 25% owned by Watson Wyatt and 75% owned by Watson Wyatt Partners.


FINANCIAL STATEMENT OVERVIEW

Watson Wyatt's fiscal year ends June 30. The financial statements contained in this quarterly report reflect a Consolidated Balance Sheet as of the end of the first quarter of fiscal year 2001 (September 30, 2000), a pro-forma Consolidated Balance Sheet as of September 30, 2000 to reflect the changes in our capital structure as a result of our reorganization (but not the issuance of additional shares in the initial public offering), a Consolidated Balance Sheet as of the end of fiscal year 2000 (June 30, 2000), Consolidated Statements of Operations for the three month periods ended September 30, 2000 and 1999, Consolidated Statements of Cash Flows for the three month periods ended September 30, 2000 and 1999 and Consolidated Statements of Changes in Permanent Stockholders' Equity for the three month period ended September 30, 2000.

Although we operate globally as an alliance with our affiliates, the revenues and operating expenses in the Consolidated Statements of Operations reflect solely the results of operations of Watson Wyatt & Company Holdings. Our share of the results of our affiliates, recorded using the equity method of accounting is reflected in the "Income from affiliates" line. Our principal affiliates are Watson Wyatt Partners, in which we hold a 10% interest in a defined distribution pool, and Watson Wyatt Holdings (Europe) Limited, a holding company through which we conduct continental European operations. We own 25% of Watson Wyatt Holdings (Europe) Limited and Watson Wyatt Partners owns the remaining 75%.

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

In delivering consulting services, our principal direct expenses relate to compensation of personnel. Salaries and employee benefits are comprised of wages paid to associates, related taxes, benefit expenses such as pension, medical and insurance costs and fiscal year-end incentive bonuses. In addition, professional and subcontracted services represent fees paid to external service providers for legal, marketing and other services, approximately 50% of which are specifically reimbursed by our clients and included in revenue.

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

Historically, we have paid incentive bonuses to associates under a fiscal year-end bonus program. Beginning in fiscal year 1999 and continuing through fiscal year 2000, in addition to annual fiscal year-end bonuses, we have provided supplemental bonus compensation to our employee shareholders pursuant to our stock incentive bonus plan in an amount representing all income in excess of a targeted amount. These bonuses were accrued in fiscal year 1999 and fiscal year 2000. The payment of the amount accrued in fiscal year 2000 will be made in January 2001. Following the initial public offering, we terminated the stock incentive bonus plan.

In October 2000, we incurred a non-recurring charge of $3.7 million resulting resulting from agreements with our employee stockholders related to our initial public offering. This expense will be recognized in the second quarter. See Note 2 of the Consolidated Financial Statements for further information regarding the initial public offering.

Results of Operations. The table below sets forth Consolidated Statement of of Operations data as a percentage of revenue for the periods indicated:

                                                September 30,     September 30,
                                                    2000              1999
                                                -------------     -------------
Revenue                                                100.0%            100.0%

Costs of providing services:
   Salaries and employee benefits                       52.6              54.5
   Stock incentive bonus plan                             --               4.1
   Professional and subcontracted services               6.5               6.7
   Occupancy, communications and other                  15.6              15.0
   General and administrative expenses                   8.9               9.0
   Depreciation and amortization                         3.5               3.4
                                                       -----             -----
                                                        87.1              92.7
                                                       -----             -----

Income from operations                                  12.9               7.3

Other:
   Interest income                                       0.3               0.7
   Interest expense                                     (0.1)             (0.3)

Income from affiliates                                   0.6               0.7
                                                       -----             -----

Income before income taxes and minority interest        13.7               8.4

Provision for income taxes                               5.9               4.1
                                                       -----             -----

Income before minority interest                          7.8               4.3

Minority interest in net income of consolidated
   subsidiaries                                           --                --
                                                       -----             -----

Net income                                               7.8%              4.3%
                                                       =====             =====


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE. Revenue from continuing operations was $170.7 million for the first three months of fiscal year 2001, compared to $146.3 million for the first three months of fiscal year 2000, an increase of $24.4 million, or 17%. This revenue growth was primarily due to a $9.5 million, or 24% increase in revenue generated by our U.S. Central region, a $5.7 million, or 11% increase in revenue generated by our U.S. East region, a $2.9 million, or 15% increase in our U.S. West region, a $1.7 million, or 18% increase in revenue generated by our Canadian region, and a $0.3 million, or 8% increase in revenue generated by Data Services. The revenue increase in the North American regions was due primarily to the realization of net rate increases, due to robust demand, particularly in high-end assignments, accounting for approximately $13.1 million, increased chargeable hours accounting for $3.6 million and improved management of the scope of projects, resulting in $3.3 million. In addition, our Asia-Pacific region generated $3.3 million, or 25% higher revenue than in the first quarter of fiscal year 2000 and our Latin American region generated $0.4 million, or 25% higher revenue than in the first quarter of fiscal year 2000. Within North America the following individual practice areas, not all inclusive, showed the following trends: revenue for our Benefits Group was $87.0 million for the first three months of fiscal year 2001, compared to $79.3 million in the first quarter of fiscal year 2000, an increase of $7.7 million, or 10%; revenue for our HR Technologies Group was $24.9 million for the first three months of fiscal year 2001, compared to $19.7 million in the first quarter of fiscal year 2000, an increase of $5.2 million, or 26%; and revenue for our Human Capital Group was $14.0 million in the first quarter of fiscal year 2001, compared to $10.7 million in the first quarter of fiscal year 2000, an increase of $3.3 million, or 30%.

SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses for the first quarter of fiscal year 2001 were $89.8 million, compared to $79.8 million for the first quarter of fiscal year 2000, an increase of $10.0 million, or 13%. The increase was mainly due to a $9.3 million increase in compensation, which is partly the result of annual salary increases averaging 5% and a 7% increase in headcount. The remainder of the difference was attributable to a $0.3 million increase in pension expenses and a $0.3 million increase in wage taxes. As a percentage of revenue, salaries and employee benefits decreased to 52.6% from 54.5%. The improvements in margins resulted from increases in realized rates and better leveraging of our operating personnel.

STOCK INCENTIVE BONUS PLAN. The stock incentive bonus plan was discontinued in conjunction with our initial public offering. Accordingly, there was no accrued bonus under this plan for the quarter ended September 30, 2000.

PROFESSIONAL AND SUBCONTRACTED SERVICES. Professional and subcontracted services used in consulting operations were $11.2 million for the first three months of fiscal year 2001, compared to $9.8 million for the first quarter of fiscal year 2000, an increase of $1.4 million, or 14%. The increase is primarily due to an increase in client chargeable work performed by our national practice groups. As a percentage of revenue, professional and subcontracted services decreased to 6.5% from 6.7%, as we leveraged these expenses over a higher revenue base.

OCCUPANCY, COMMUNICATIONS AND OTHER. Occupancy, communications and other expenses were $26.6 million for the first quarter of fiscal year 2001, compared to $22.0 million for the first quarter of fiscal year 2000, an increase of $4.6 million, or 21%. The increase was mainly attributable to a $1.8 million increase in travel expenses, which was mainly due to higher expenses incurred for our annual leadership conference held in Europe for the first time, a $1.2 million increase in rent, attributable to an increase in the amount of space required to support our expanding operations and higher real estate tax and operating expenses, a $1.0 million investment in a strategic relationship, a $0.3 million increase in duplicating expenses, and a $0.3 million increase in furniture and equipment rentals. As a percentage of revenue, occupancy, communications and other expenses increased to 15.6% from 15.0%.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first quarter of fiscal year 2001 were $15.1 million, compared to $13.2 million for the first quarter of fiscal year 2000, an increase of $1.9 million, or 14%. The increase was mainly due to higher compensation of $1.9 million, which is primarily the result of a 23% increase in headcount. One third of this increase can be attributed to the reorganization of staff from our consulting offices to general and administrative offices. The remainder of the increase can be attributed to the hiring of corporate staff in our Human Resource, Marketing and Knowledge Management departments mainly to carry out corporate initiatives involving our knowledge sharing and financial systems infrastructure. As a percentage of revenue, general and administrative expenses decreased to 8.9% from 9.0%.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the first three months of fiscal year 2001 was $5.9 million, compared to $4.9 million for the first three months of fiscal year 2000, an increase of $1.0 million, or 20%. The variance is primarily due to increased additions to our capital base. As a percentage of revenue, depreciation and amortization expenses increased slightly to 3.5% from 3.4%.

INTEREST INCOME. Interest income for the first three months of fiscal year 2001 was $0.6 million, compared to $1.0 million for the first three months of fiscal year 2000, a decrease of $0.4 million, or 40%. The decrease was attributable to the receipt of interest of $0.5 million related to a federal tax refund received during the first quarter of fiscal year 2000, partially offset by increased interest earned on a higher average investment balance during the first quarter of fiscal year 2001.

INTEREST EXPENSE. Interest expense for the first quarter of fiscal year 2001 was $0.3 million, compared to $0.4 million for the first quarter of fiscal year 2000, a decrease of $0.1 million, or 25%.

INCOME FROM AFFILIATES. Income from affiliates for the first quarter of fiscal year 2001 was $1.0 million, unchanged from the prior year.

PROVISION FOR INCOME TAXES. Income taxes for the first three months of fiscal year 2001 were $10.3 million, compared to $5.9 million for the first three months of fiscal year 2000. Our effective tax rate was 42.9% for the first quarter of fiscal year 2001, compared to 48.3% for the first quarter of fiscal year 2000. The change was due to the utilization of federal and state tax credits, a decrease in operating losses of certain foreign affiliates and higher pre-tax earnings. Our effective tax rate was also affected by differing foreign tax rates in various jurisdictions. We record a tax benefit on foreign net operating loss carryovers and foreign deferred expenses only if it is more likely than not that a benefit will be realized.

NET INCOME. Net income for the first three months of fiscal year 2001 was $13.3 million, compared to $6.4 million for the first quarter of fiscal year 2000, an increase of $6.9 million, or 108%. As a percentage of revenue, net income increased to 7.8% from 4.3%. The increase is mainly due to our revenue growth, improved margins and the absence of the stock incentive bonus plan accrual in fiscal year 2001.


LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at September 30, 2000 totaled $17.2 million, compared to $41.4 million at June 30, 2000. The $24.2 million decrease in cash from June 30, 2000 to September 30, 2000 was mainly attributable to the fiscal year end bonus payment of $51.3 million, $7.1 million spent for acquisitions and fixed assets, corporate tax payments of $6.7 million and payments to retirees of $0.4 million, partially offset by borrowings against our credit line of $21.9 million and $20.3 million of cash received as a result of our operations.

CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities for the first quarter of fiscal year 2001 was $37.1 million, compared to cash used for operating activities of $40.6 million for the first three months of fiscal year 2000. The variance is due to $12.4 million in lower corporate tax payments net of accruals and higher net income of $7.0 million, partially offset by higher receivables of $17.4 million. The allowance for doubtful accounts increased $3.5 million and the allowance for work in process increased $1.5 million from June 30, 2000 to September 30, 2000. This increase is typical of our historical patterns, where our receivables, work in process and related allowances are substantially reduced at year end from an increased emphasis on collections and timely billings. The receivable and work in process balances and the related allowances usually decrease in the last three months of the fiscal year. The number of months of accounts receivable and work in process outstanding was 3.0 at September 30, 2000 and 3.2 at September 30, 1999.

CASH USED IN INVESTING ACTIVITIES. Cash used in investing activities for the first quarter of fiscal year 2001 was $8.1 million, compared to $5.0 million for the first three months of fiscal year 2000. The increase in cash usage can be attributed to higher acquisition costs of $3.2 million, which is mainly due to the acquisition of two of KPMG's Canadian consulting practices and an investment made in conjunction with our business initiative targeted towards emerging growth companies.

CASH FROM FINANCING ACTIVITIES. Cash from financing activities was $21.8 million for the first quarter of fiscal year 2001, compared to $23.5 million for the first quarter of fiscal year 2000. This change reflects lower borrowings and book overdrafts of $9.4 million and lower repurchases of our common stock of $7.6 million.

We have a $120.0 million senior secured revolving credit facility that matures on June 30, 2003. Of the $95.0 million of the credit line that is allocated for operating needs, $3.0 million is unavailable as a result of support required for letters of credit issued under the credit line. The credit facility was amended on October 6, 2000 to reflect changes due to the initial public offering. We had borrowings outstanding at September 30, 2000 of $5.0 million. There were no borrowings outstanding at June 30, 2000.

Anticipated commitments of funds for capital expenditures are estimated at $41.0 million for the remainder of fiscal year 2001, mainly for computer hardware purchases, office relocations and renovations, development and upgrade of financial and knowledge management systems, and acquisition related payments. Capital expenditures will be required in conjunction with office lease renewals and relocations required to support management's growth strategy. Additionally, our consultants will require access to hardware and software that will support servicing our clients. In a rapidly changing technological environment, management anticipates we will need to make continued investments in our knowledge sharing and financial systems infrastructure. We expect cash from operations in conjunction with the net proceeds from our initial public offering and our existing credit facility to adequately provide for these cash needs.

Our foreign operations do not materially impact liquidity or capital resources. At June 30, 2000, $16.1 million of the total cash balance of $17.2 million was held outside of North America, which we have the ability to readily utilize, if necessary. There are no significant repatriation restrictions other than local or U.S. taxes associated with repatriation. Our foreign operations in total are substantially self-sufficient for their working capital needs.

The Company continues to guarantee certain leases for office premises and equipment for Wellspring. Minimum remaining payments guaranteed under these leases at September 30, 2000 total $46.7 million, which expire at various dates through 2007. These leases are also jointly and severally guaranteed by the Company's former partner in Wellspring, State Street Bank & Trust Company. The estimated loss from the potential exercise of these guarantees has been included in the fiscal year 1998 loss on disposal of the benefits administration outsourcing business.

MARKET RISK

We are exposed to market risks in the ordinary course of business. These risks include interest rate risk and foreign currency exchange risk. We have examined our exposure to these risks and concluded that none of our exposures in these areas are material to fair values, cash flows or earnings.

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements regarding substantial risks and uncertainties are contained in the following sections of this report: In Note 2 on page 6; Note 3 on page 7; Note 7 on page 9; Financial Statement Overview on pages 11 and 12; the sixth paragraph under Liquidity and Capital Resources on page 16; the first paragraph of Part II, Item 1 ("Legal Proceedings") on page 17; and Part II, Item 2 ("Changes in Securities and Use of Proceeds") on page 18 and 19. You can identify these statements and other forward-looking statements in this filing by words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," "continue" or similar words. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other "forward-looking" information. A number of risks and uncertainties exist which could cause actual results to differ materially from the results reflected in these forward-looking statements. Such factors include, but are not limited to our continued ability to recruit and retain highly qualified associates, outcomes of litigation, no significant decrease in the demand for the consulting services we offer, actions by competitors offering human resources consulting services, including public accounting and consulting firms, technology consulting firms and internet/intranet development firms, regulatory, legislative and technological developments that may affect the demand for or costs of our services and other factors discussed under "risk factors" in our prospectus dated October 11, 2000, which is on file with the Securities and Exchange Commission. These statements are based on assumptions that may no come true. All forward-looking disclosure is speculative by its nature. The Company undertakes no obligation to update any of the forward-looking information included in this release, whether as a result of new information, future events, changed expectations or otherwise.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

REGINA, SASKATCHEWAN POLICE. The Administrative Board of the Regina Police Superannuation and Benefit Plan filed an action against us and three individual employees in June 1994, in the Queen's Bench Judicial Center of Regina, alleging errors in valuation methods, assumptions and calculations for the plan during the course of work provided for the plan since the 1970s. Discovery is concluded and expert reports have been exchanged. Unless settled earlier, trial is scheduled to begin in January 2001. The Administrative Board seeks approximately $26 million in damages, plus interest.

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

CONNECTICUT CARPENTERS PENSION FUND. The Connecticut Carpenters Pension Fund filed an action against the Company. In April 1999, the matter was removed to the United States District Court, District of Connecticut. The action claims that errors in valuations from 1991 through 1998 allegedly resulted in understated liabilities. The plaintiffs are seeking damages of approximately $65 million; a punitive damage claim has been dismissed. In the event that the claim is not settled, trial is anticipated to begin in January 2001.

SOCIETE INTERNATIONALE DE TELECOMMUNICATIONS AERONAUTIQUE S.C. (SITA). In 1999, a law firm representing SITA, a French-based cooperative, notified Watson Wyatt Partners, our European alliance partner, of a claim involving alleged errors in the design of a global employee stock plan which includes work performed by a former subsidiary that is now owned by Watson Wyatt Holdings (Europe) Limited. The claim alleges damages that could exceed $75 million. Formal proceedings have yet to be commenced and the parties have informally exchanged information pursuant to English legal procedures. Unless a settlement is reached, proceedings might be commenced later this year against Watson Wyatt Partners and/or The Wyatt Company (UK) Limited, one of our subsidiaries.

We carry substantial professional liability insurance with a self-insured retention of $1 million per occurrence which provides coverage for professional liability claims including the cost of defending such claims. We also carry employment practices liability insurance.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 10, 2000, our Registration Statement on Form S-3 (File No. 333-94973), covering up to 6,440,000 shares of class A common stock at $12.50 per share to be issued in connection with our initial public offering, was declared effective. On October 16, 2000, we completed changes in our corporate structure in conjunction with the initial public offering. The changes in corporate structure involved the merger of Watson Wyatt & Company with WW Merger Subsidiary, Inc., a wholly owned subsidiary of Watson Wyatt & Company Holdings. Watson Wyatt & Company is now a wholly owned subsidiary of Watson Wyatt & Company Holdings.

At the time of the reorganization, each share of Watson Wyatt & Company's Redeemable Common Stock was converted into one share of class B-1 common stock and one share of class B-2 common stock of Watson Wyatt & Company Holdings. The class B common stock is divided into two classes to accommodate two different transfer restriction periods. The class B-1 shares are subject to a transfer restriction period of 12 months following the public offering date, while the class B-2 shares are subject to a transfer restriction period of 24 months following the public offering date, unless waived by the Board of Directors. The Company waived the transfer restrictions on a total of 1,559,250 class B-1 and 1,559,250 class B-2 shares to allow for conversion into the class A shares sold by selling stockholders in the initial public offering described below. Following the expiration or waiver of the respective transfer restriction periods, the remaining class B-1 and class B-2 shares will automatically convert into class A common stock.

A total of 5,600,000 shares of class A common stock were offered and sold in our initial public offering at an offering price of $12.50 per share, for an aggregate offering price of $70.0 million. Of the shares included in this transaction, Watson Wyatt & Company Holdings offered 2,800,000 newly-issued shares and the selling stockholders offered the remaining 2,800,000 shares. On November 8, 2000, our underwriters exercised their over-allotment option. As a result, the underwriters purchased 840,000 shares of class A common stock from us and from the selling stockholders at the initial public offering price of $12.50 per share less the underwriting discount, for an aggregate offering price of $10.5 million. Of the shares included in this transaction, Watson Wyatt & Company Holdings sold 521,500 newly-issued shares and the selling stockholders sold 318,500 shares. The managing underwriters of the offering were Deutsche Banc Alex. Brown, Banc of America Securities LLC, and Robert W. Baird & Co.

As a result of the these transactions and upon completion of the offering, we received gross proceeds of $41.5 million, and the selling stockholders received gross proceeds of $39.0 million. Net proceeds to the Company were $33.5 million, which is net of $5.3 million in underwriting discounts, commissions and other offering costs, as well as $2.7 million that the Company paid to selling shareholders as reimbursement for commission payments resulting from the sale of their shares.

From the time of receipt through November 14, 2000, proceeds from the offering of $17.7 million were applied to the repayment of short-term debt and a $0.8 million installment payment was made for an acquisition related to our HR Technologies Consulting practice. The remainder of the net proceeds is invested in high-grade interest-bearing securities. The Company intends to use the remainder of the net proceeds for capital expenditures, working capital and other general corporate purposes. In addition, a portion of the proceeds could be used for strategic acquisitions of complementary businesses.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

      3.1 Amended and Restated Certificate of Incorporation of Watson Wyatt & Company Holdings1
      3.2  Amended and Restated Bylaws of Watson Wyatt & Company Holdings1
      4    Form of Certificate Representing Common Stock1
      10.1 Amended Credit Agreement Among Bank of America, N.A. and Others dated October 6, 2000
      10.2 Form of agreement among Watson Wyatt & Company, Watson Wyatt & Company Holdings and employee directors, executive officers and significant stockholders restricting the transfer of shares1

b.    Reports on Form 8-K
      None.

--------
1 Incorporated by reference from Registrant's Form S-3, Amendment No. 5 (File No. 33-394973), filed on September 14, 2000

Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Watson Wyatt & Company Holdings
(Registrant)




/S/ John J. Haley                                            November 14, 2000
-----------------                                            -----------------
Name:             John J. Haley                              Date
Title:            President and Chief
                  Executive Officer

/S/ Carl D. Mautz                                            November 14, 2000
-----------------                                            -----------------
Name:             Carl D. Mautz                              Date
Title:            Vice President and
                  Chief Financial Officer

/S/ Peter L. Childs                                          November 14, 2000
-------------------                                          -----------------
Name:             Peter L. Childs                            Date
Title:            Controller